Form 10-Q
period 1996-03-31
INTERNATIONAL FAMILY ENTERTAINMENT INC
filed 1996-05-13
CIK 884506

   ----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

/ X /    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996.

/   /    Transition Report Pursuant to Section 13 or 15(d) of
         the Securities Exchange Act of 1934

For the transition period from         to
                               -------    -------

                          COMMISSION FILE NO. 1-11121


                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

                      DELAWARE                                                   54-1522360
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

2877 GUARDIAN LANE, VIRGINIA BEACH, VIRGINIA                                       23452
(Address of principal executive offices)                                         (Zip Code)

                                 (804) 459-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES / X /       NO /   /


As of May 1, 1996, there were outstanding 5,000,000 shares of the Registrant's Class A Common Stock, par value $.01 per share, convertible (the "Class A Common Stock"); 32,827,293 shares of the Registrant's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"); and 7,088,732 shares of the Registrant's Class C Common Stock, par value $.01 per share, non-voting and convertible (the "Class C Common Stock" and, together with the Class A Common Stock and Class B Common Stock, the "Common Stock").

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                               INDEX TO FORM 10-Q

                 For the quarterly period ended March 31, 1996


                                                                       Page No.
                                                                       --------
Part I - Financial Information

Item 1. Financial Statements:

          Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995                          3

          Consolidated Statements of Operations -
            For the Three Months Ended March 31, 1996 and 1995            5

          Consolidated Statements of Cash Flows -
            For the Three Months Ended March 31, 1996 and 1995            6

          Notes to Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                 21

Other items in Part II have been omitted because they are not applicable for the quarterly period ended March 31, 1996.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                    ASSETS

                                                                                     March 31        December 31
                                                                                       1996              1995
                                                                                       ----              ----
Current assets
   Cash and cash equivalents                                                        $29,075,000       $32,865,000
   Investment in marketable securities                                                9,782,000         8,290,000
   Accounts receivable, net                                                          92,757,000        95,699,000
   Film rights, current portion                                                      58,145,000        56,355,000
   Prepaid expenses and other                                                        10,978,000        11,511,000
                                                                                   ------------      ------------
      Total current assets                                                          200,737,000       204,720,000

Property and equipment, net                                                          72,887,000        73,028,000
Film rights                                                                         111,588,000       105,094,000
Long-term accounts receivable, net                                                   29,306,000        24,754,000
Other investments, net                                                               21,420,000        16,575,000
Goodwill, net                                                                        54,186,000        54,795,000
Other assets                                                                          2,371,000         2,461,000
                                                                                   ------------      ------------
                                                                                   $492,495,000      $481,427,000
                                                                                   ============      ============

                                  (continued)





                            See accompanying notes.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Balance Sheets, continued
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     March 31        December 31
                                                                                       1996              1995
                                                                                       ----              ----
Current liabilities
   Accounts payable                                                                $ 13,066,000      $ 14,598,000
   Accrued liabilities                                                               20,246,000        16,606,000
   Accrued participations and residuals                                               9,931,000        11,615,000
   Current portion of film rights payable                                            37,167,000        34,676,000
   Current maturities of debt                                                           185,000           181,000
   Income taxes payable                                                                 617,000            --
   Current portion of deferred income taxes                                           1,022,000           611,000
   Deferred income                                                                    5,714,000         5,891,000
                                                                                   ------------      ------------
      Total current liabilities                                                      87,948,000        84,178,000

Film rights payable                                                                  31,119,000        28,830,000
Long-term debt                                                                      154,854,000       153,752,000
Accrued interest - related party                                                        314,000           327,000
Convertible Notes - related party                                                    23,000,000        23,000,000
Deferred income taxes                                                                 4,357,000         2,676,000
Other liabilities, including participations and residuals                            14,866,000        14,231,000
Minority interests                                                                    2,219,000         3,130,000
Commitments and contingencies (Note E)
Stockholders' equity
   Class A Common Stock, $.01 par value, convertible,
      10,000,000 shares authorized, 5,000,000
      shares issued and outstanding                                                     143,000           143,000
   Class B Common Stock, $.01 par value,
      100,000,000 shares authorized, 32,834,393 and
      33,039,831 shares issued and outstanding                                      102,270,000       104,886,000
   Class C Common Stock, $.01 par value, convertible,
       20,000,000 shares authorized, 7,088,732
       shares issued and outstanding                                                 50,717,000        50,717,000
   Unearned compensation - Stock Plan                                                (1,499,000)       (1,697,000)
   Cumulative foreign currency translation adjustment                                   359,000           665,000
   Unrealized gain (loss) on marketable securities                                      178,000          (373,000)
   Retained earnings                                                                 21,650,000        16,962,000
                                                                                   ------------      ------------
      Total stockholders' equity                                                    173,818,000       171,303,000
                                                                                   ------------      ------------
                                                                                   $492,495,000      $481,427,000
                                                                                   ============      ============

                           See accompanying notes.

                   INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31
                                                                                           --------------
                                                                                       1996              1995
                                                                                       ----              ----
Operating revenues                                                                  $74,492,000       $62,474,000
                                                                                    -----------       -----------
Operating expenses
   Production and programming                                                        37,664,000        33,144,000
   Selling and marketing                                                             15,733,000        14,233,000
   New business development                                                             488,000           935,000
   General and administrative                                                         7,588,000         5,921,000
   Amortization of goodwill                                                             609,000           615,000
                                                                                    -----------       -----------
      Total operating expenses                                                       62,082,000        54,848,000
                                                                                    -----------       -----------
      Operating income                                                               12,410,000         7,626,000
                                                                                    -----------       -----------
Other income (expense)
   Investment income                                                                    891,000           392,000
   Interest expense - related parties                                                  (537,000)         (494,000)
   Interest expense - other                                                          (3,102,000)       (2,686,000)
   Minority interests in losses                                                       1,028,000           973,000
   Other expense, net                                                                (2,347,000)         (495,000)
                                                                                    -----------       -----------
      Total other (expense)                                                          (4,067,000)       (2,310,000)
                                                                                    -----------       -----------

      Income before income taxes                                                      8,343,000         5,316,000

Provision for income taxes                                                           (3,655,000)       (2,202,000)
                                                                                    -----------       -----------

      Net income                                                                      4,688,000         3,114,000

Dividend requirement on Preferred Stock                                                  --              (542,000)
                                                                                    -----------       -----------

      Net income available for Common Stock                                         $ 4,688,000       $ 2,572,000
                                                                                    ===========       ===========


Primary and fully diluted earnings per common share                                       $0.09             $0.06
                                                                                    ===========       ===========

Primary and fully diluted average common and
   common equivalent shares                                                          47,559,442        40,906,147
                                                                                    ===========       ===========

                           See accompanying notes.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                            Three Months
                                                                                            Ended March 31
                                                                                            --------------
                                                                                        1996              1995
                                                                                        ----              ----
Cash flows from operating activities
   Net income                                                                       $ 4,688,000      $  3,114,000
   Adjustments to reconcile net income to
      net cash provided by operating activities
         Amortization of film rights                                                 27,434,000        25,570,000
         Depreciation and amortization of property and
            equipment, goodwill, and other assets                                     2,862,000         2,436,000
         Share of losses of affiliates, net                                           1,333,000            --
         Minority interests in losses                                                (1,028,000)         (973,000)
         Compensation - Stock Plan                                                      209,000           342,000
         Deferred income tax expense                                                  1,710,000           768,000
         Changes in assets and liabilities, net of effect
              from an acquisition in 1995                                            (2,931,000)      (10,941,000)
                                                                                   ------------      ------------
                 Total adjustments                                                   29,589,000        17,202,000
                                                                                   ------------      ------------
      Net cash provided by operating activities                                      34,277,000        20,316,000
                                                                                   ------------      ------------

Cash flows from investing activities
   Acquisitions of original programming                                             (10,671,000)       (9,109,000)
   Cash paid for acquisition                                                             --            (3,050,000)
   Other investments                                                                 (7,181,000)           --
   Purchases of marketable securities                                                    --              (312,000)
   Sales of marketable securities                                                        --               358,000
   Additions to property and equipment                                               (2,225,000)       (1,267,000)
                                                                                   ------------      ------------
      Net cash used in investing activities                                         (20,077,000)      (13,380,000)
                                                                                   ------------      ------------
Cash flows from financing activities
   Payments on film rights                                                          (16,422,000)      (17,865,000)
   Proceeds from debt issuances                                                       5,650,000        23,500,000
   Principal payments on debt                                                        (4,544,000)       (5,400,000)
   Cash provided by minority partner                                                     --             1,004,000
   Payment of Preferred Stock dividends                                                  --            (1,109,000)
   Repurchases of Class B Common Stock                                               (2,627,000)      (14,235,000)
                                                                                   ------------      ------------
      Net cash used in financing activities                                         (17,943,000)      (14,105,000)
                                                                                   ------------      ------------
Effect of foreign currency rate changes                                                 (47,000)        1,315,000
                                                                                   ------------      ------------
Decrease in cash and cash equivalents                                                (3,790,000)       (5,854,000)

Cash and cash equivalents at beginning of period                                     32,865,000        38,716,000
                                                                                   ------------      ------------
Cash and cash equivalents at end of period                                         $ 29,075,000      $ 32,862,000
                                                                                   ============      ============


                            See accompanying notes.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                  (Unaudited)

NOTE A - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of International Family Entertainment, Inc., (together with its consolidated subsidiaries "IFE" or the "Company"), have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1996. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B - EARNINGS PER SHARE

The 6% Convertible Secured Notes due 2004 (the "Convertible Notes") are considered to be common stock equivalents and, accordingly, the computations of primary and fully diluted earnings per share assume conversion of the Convertible Notes if the effect of such conversion is dilutive. Stock options were not included in the computations of primary and fully diluted earnings per share because their effect would be anti-dilutive or immaterial (less than 3% impact on earnings per share).

For the three months ended March 31, 1996, primary and fully diluted earnings per common share were computed by increasing Net income available for Common Stock by the interest on the Convertible Notes, net of related tax effect, and dividing the result by the average number of common and common equivalent shares outstanding during such period.

For the three months ended March 31, 1995, primary and fully diluted earnings per common share were computed by dividing Net income available for Common Stock by the average number of common shares outstanding during such period.

NOTE C - CAPITAL STOCK

Preferred Stock

On December 15, 1995, the Company and the holder of the 10% Convertible Cumulative Preferred Stock (the "Preferred Stock") entered into an exchange agreement (the "Exchange Agreement") whereby the holder of the Preferred Stock (which is also the holder of the Convertible Notes) agreed to (i) exchange its holdings of all of the Preferred Stock for shares of Class B Common Stock, (ii) exchange all of its holdings of Class B Common Stock, (including the shares of Class B Common Stock received in exchange for the Preferred Stock), for an equal number of shares of non-voting Class C Common Stock, (iii) amend the terms of the Convertible Notes to provide, among other things, for conversion of such notes into shares of non-voting Class C Common Stock in lieu of shares of Class B Common Stock and for the elimination of provisions which required the Company to issue Class C Common Stock in the event of the occurrence of certain payment defaults, and (iv) amend the terms of certain other agreements, including the shareholder agreement among the Company and certain of its principal shareholders.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE C - CAPITAL STOCK, CONTINUED

Preferred Stock, continued

Prior to the consummation of the Exchange Agreement, the Preferred Stock was entitled to a dividend at an annual rate of 10% of the $22,000,000 original liquidation preference, payable semiannually in January and July.

Common Stock

On November 16, 1995, the Company's Board of Directors approved a five-for-four stock split of the Common Stock which was effected in the form of a 25% stock dividend and payable on January 5, 1996 to the shareholders of record at the close of business on December 15, 1995. Accordingly, all share and per share amounts presented have been restated to retroactively reflect the stock split.


NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Total interest costs paid were $3,221,000 and $2,917,000 during the three months ended March 31, 1996 and 1995, respectively. Income taxes paid during the three months ended March 31, 1996 and 1995 were approximately $1,001,000 and $3,321,000, respectively. Non-cash financing included the acquisition of film rights under license agreements which aggregated approximately $19,700,000 and $3,711,000 for the three months ended March 31, 1996 and 1995, respectively. Non-cash financing also included approximately $7,150,000 of liabilities assumed in an acquisition during the first quarter of 1995.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has commitments under program contracts for film rights (including contingent liabilities for future payments of participations and residuals) related to the exhibition or distribution of programming which was not available as of March 31, 1996. The unpaid balance under program contracts for film rights (and the aggregate future estimated payments of accrued participations and residuals) related to the exhibition or distribution of programming that was available as of March 31, 1996 is reflected as a liability in the accompanying consolidated financial statements.

The Company leases office facilities, a satellite transponder, and certain other equipment under non-cancellable operating leases.

In addition, the Company has contingent liabilities related to legal proceedings and other matters arising from the normal course of operations. Management does not expect that amounts, if any, which may be required to satisfy such contingencies will be material in relation to the accompanying consolidated financial statements.

NOTE F - SUBSEQUENT EVENTS

The Family Channel (UK)

On April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to Flextech p.l.c. ("Flextech") pursuant to an agreement dated as of March 20, 1996. Flextech previously owned a 39% interest in The Family Channel (UK). Flextech's majority owner is Tele-Communications International, Inc. ("TCI International"). TCI International is majority owned by Tele-Communications, Inc. ("TCI"). An affiliate of TCI is the holder of the Convertible Notes and all of the Company's outstanding Class C Common Stock.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE F - SUBSEQUENT EVENTS, CONTINUED

The Family Channel (UK), continued

As consideration for this transaction, the Company received 3,000,000 pound sterling (approximately $4,600,000) in cash and 5,792,008 shares of Flextech's convertible, redeemable, non-voting common stock. This common stock is convertible, under certain circumstances, beginning in June 1997 at the Company's option, into Flextech's voting ordinary shares which are listed on the London Stock Exchange. The underlying market value of the voting ordinary shares as of the date of the agreement was $46,100,000. The shares will be recorded, for financial statement purposes, at approximately 23,000,000 pound sterling ($35,457,000 based on the exchange rate on the date of closing), which amount reflects a discount determined by an independent valuation to allow for the lack of marketability during the required holding period.

The Company received the right, beginning in June 1997 (if the shares do not first become convertible), to "put" its holdings of Flextech's non-voting stock to TCI International. Upon exercise of the put, TCI International has the option of redeeming the stock for cash at the then-market value of Flextech's voting ordinary shares. If the shares are not redeemed for cash, the Company has the option of either (i) converting 50% of the shares on a share-for-share basis into Flextech's voting ordinary shares and 50% of the shares into common stock of the same value of TCI International, or (ii) converting 100% of the shares into common stock of the same value of TCI International.

The combined operating losses of The Family Channel (UK) and the television production studio amounted to $2,115,000 and $2,272,000 for the three months ended March 31, 1996 and 1995, respectively, and the minority partner's share of net losses in The Family Channel (UK) amounted to $1,026,000 and $973,000 for the three months ended March 31, 1996 and 1995, respectively.

FiT TV

On April 30, 1996, the Company, an affiliate of Reebok International Limited ("Reebok"), and an affiliate of Liberty Media Corporation ("Liberty Media") entered into a definitive partnership agreement (the "Partnership Agreement") forming a partnership (the "Partnership") to own and operate FiT TV. FiT TV had previously been owned and operated by Cable Health TV, Inc. ("CHTV"), a 90%-owned subsidiary of IFE. Another affiliate of Liberty Media is the holder of the Convertible Notes and all of the Company's outstanding Class C Common Stock. Reebok is a major advertiser on the FiT TV cable network.

In accordance with the terms of the Partnership Agreement, CHTV contributed all of the assets and liabilities of FiT TV to the Partnership in exchange for an 80% partnership interest and functions as the Partnership's managing partner. Reebok contributed cash of $2,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Liberty Media contributed cash of $1,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest.

In conjunction with this transaction, CHTV and Liberty Media entered into an agreement whereby Liberty Media was granted a five-year option to purchase an additional 10% partnership interest from CHTV. The exercise price for this option varies (up to a maximum of $5,000,000) depending on the number of domestic subscribers receiving FiT TV from delivery systems owned or managed by Liberty Media or an affiliate of Liberty Media at the time of exercise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN FINANCIAL CONDITION

Film Rights

The Company produces, acquires, and distributes a variety of programs, including original series, specials, and made-for-television movies, as well as syndicated programs originally broadcast by others, to be aired on the Company's cable networks and/or to be licensed to others. During the year ended December 31, 1995, the Company spent $59,931,000 for originally-produced programming and $46,167,000 for various rights to programs produced by others. The Company anticipates that the total amount spent on programming in 1996 will not be less than the total amount for 1995.

Common Stock Repurchases

During the three months ended March 31, 1996, the Company repurchased 206,250 shares of Class B Common Stock for $2,627,000 (for an average price of $12.74 per share). These repurchases were funded from available cash and cash equivalents. It is expected that any further repurchases of Class B Common Stock will also be funded from available cash and cash equivalents or from bank borrowings.

Liquidity

As of March 31, 1996, the Company had cash and cash equivalents of $29,075,000, and borrowings available from banks of $117,000,000. The Company believes that funds from operations, borrowings available from banks, and existing cash balances and investments will provide adequate sources of short-term and long-term liquidity for its current operations, including the operations of FiT TV and the international networks, as well as its contractual payments for film rights. However, the Company may pursue additional capital-raising activities if it believes that market conditions or acquisition opportunities warrant such activities.

Future Opportunities

The Company has explored and continues to explore opportunities to develop international versions of The Family Channel's or FiT TV's programming concepts through the acquisition or development of cable networks and other distribution outlets in foreign countries. The Company is also exploring the possibility of launching additional cable programming networks or pay-per-view services, and, from time to time, considers the acquisition of other television programming distribution and production companies, entertainment companies, and film libraries. The Company has co-produced a theatrical motion picture which is expected to be released in 1996 by Family Channel Pictures, Inc., a subsidiary of the Company, and is currently exploring the possibility of producing additional theatrical motion pictures. The Company plans to produce and release, in conjunction with a joint venture partner, one or two motion pictures annually with an expected production budget ranging from $8,000,000 to $16,000,000 for each picture. The Company cannot estimate with any degree of certainty the amount of other expenditures it may make in the future in connection with such investments and acquisitions, although if many of the Company's plans in this regard materialize, such expenditures could be substantial. The Company anticipates funding all such other investments and acquisitions from internally generated cash flow, additional borrowings, and/or additional issuances of Class B Common Stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

GENERAL

The Company operates in three business segments: the operation of advertiser-supported cable networks ("Cable Networks"), the production and distribution of television programming ("Production & Distribution"), and the production of live musical variety shows ("Live Entertainment").

Within the Cable Networks business segment during the period ended March 31, 1996, the Company operated four advertiser-supported, satellite-delivered cable television networks: The Family Channel, which provides family-oriented entertainment and informational programming; FiT TV, which provides healthy lifestyle and fitness programming; The Family Channel (UK), which provides family- oriented entertainment to the United Kingdom; and The Family Channel De Las Americas, launched on July 1, 1995, which provides Spanish-language family-oriented and fitness programming to Mexico, Central America, and portions of South America.

Within the Production & Distribution business segment, the Company produces and distributes programming in the United States and throughout many other parts of the world ("MTM Operations") and operated a television production studio in Maidstone, England (the "UK Studio") during the period ended March 31, 1996.

The following table sets forth operating revenues, operating income or loss, and depreciation and amortization by business segment.

                                                                                       Three Months
                                                                                      Ended March 31
                                                                                      --------------
                                                                          1996                               1995
                                                                          ----                               ----
 Operating Revenues
      Cable Networks
            The Family Channel                                         $ 57,164,000                      $ 45,224,000
            FiT TV                                                        1,230,000                           741,000
            International Networks                                        3,764,000                         2,944,000
            Intrasegment Eliminations                                      (242,000)                         (100,000)
                                                                      -------------                     -------------
                                                                         61,916,000                        48,809,000
                                                                      -------------                     -------------
      Production and Distribution
            MTM Operations                                               13,053,000                        12,676,000
            UK Studio                                                     1,223,000                         1,340,000
            Intrasegment Eliminations                                        (5,000)                           --
                                                                      -------------                     -------------
                                                                         14,271,000                        14,016,000
                                                                      -------------                     -------------

      Live Entertainment                                                  1,043,000                         1,107,000
      Intersegment Eliminations                                          (2,738,000)                       (1,458,000)
                                                                      -------------                     -------------

                                                                       $ 74,492,000                      $ 62,474,000
                                                                      =============                     =============

 Operating Income (Loss)
      Cable Networks
            The Family Channel                                         $ 21,989,000                      $ 14,242,000
            FiT TV                                                       (1,255,000)                         (966,000)
            International Networks                                       (3,621,000)                       (2,370,000)
            Intrasegment Eliminations                                        --                                 1,000
                                                                      -------------                     -------------
                                                                         17,113,000                        10,907,000
                                                                      -------------                     -------------
      Production and Distribution
            MTM Operations                                               (3,533,000)                       (2,179,000)
            UK Studio                                                       (47,000)                           --
                                                                      -------------                     -------------
                                                                         (3,580,000)                       (2,179,000)
                                                                      -------------                     -------------

      Live Entertainment                                                 (1,531,000)                       (1,113,000)
      Intersegment Eliminations                                             408,000                            11,000
                                                                      -------------                     -------------

                                                                       $ 12,410,000                      $  7,626,000
                                                                      =============                     =============
 Depreciation and Amortization
      Cable Networks
            The Family Channel                                         $ 18,823,000                      $ 15,659,000
            FiT TV                                                          261,000                           305,000
            International Networks                                        2,421,000                         1,432,000
            Intrasegment Eliminations                                       --                               (101,000)
                                                                      -------------                     -------------
                                                                         21,505,000                        17,295,000
                                                                      -------------                     -------------
      Production and Distribution
            MTM Operations                                               10,914,000                        11,165,000
            UK Studio                                                       175,000                           166,000
                                                                      -------------                     -------------
                                                                         11,089,000                        11,331,000
                                                                      -------------                     -------------

      Live Entertainment                                                    381,000                           270,000
      Intersegment Eliminations                                          (2,679,000)                         (890,000)
                                                                      -------------                     -------------

                                                                       $ 30,296,000                      $ 28,006,000
                                                                      =============                     =============

THE FAMILY CHANNEL

The following table contains comparative information relating to the operations of The Family Channel.


                                                                                    Three Months
                                                                                   Ended March 31
                                                                                   --------------
                                                                           1996                          1995
                                                                           ----                          ----
 Operating revenues
       Advertising revenue                                             $ 32,722,000                  $ 25,434,000
       Subscriber fees                                                   24,296,000                    19,705,000
       Interactive and other revenue                                        146,000                        85,000
                                                                      -------------                 -------------
            Total revenues                                               57,164,000                    45,224,000
                                                                      -------------                 -------------

 Operating expenses*
      Production and programming                                         20,735,000                    16,535,000
      Selling and marketing                                              11,045,000                    10,333,000
      New business development                                               --                           708,000
      General and administrative                                          3,395,000                     3,406,000
                                                                      -------------                 -------------
           Total operating expenses                                      35,175,000                    30,982,000
                                                                      -------------                 -------------

            Operating income                                           $ 21,989,000                  $ 14,242,000
                                                                      =============                 =============

 -----------------
 *Includes depreciation and amortization:


 Amortization of film rights
       Original programming                                             $ 7,168,000                   $ 7,774,000
       License agreements                                                 9,943,000                     6,404,000
                                                                      -------------                 -------------
                                                                         17,111,000                    14,178,000
 Depreciation and amortization
      of property and equipment
      and other assets                                                    1,712,000                     1,481,000
                                                                      -------------                 -------------
                                                                       $ 18,823,000                  $ 15,659,000
                                                                      =============                 =============

Operating Revenues

Advertising revenue increased $7,288,000 (or 28.7%) for the first quarter of 1996 as compared to the first quarter of 1995. This increase in advertising revenue is attributable to increases in advertising rates, households reached, and ratings in 1996 as compared to 1995.

Subscriber fees increased $4,591,000 (or 23.3%) for the first quarter of 1996 over the first quarter of 1995. This increase is primarily due to subscriber fee rate increases resulting from renewals of affiliation agreements (including the renewal of a long-term contract with a major cable operator in the first quarter of 1996) and rate increases in existing contracts, and to a lesser extent to the continuing growth of total subscribers. During the first three months of 1996, the average number of U.S. households reached by The Family Channel increased 7.5% to 64.6 million from 60.1 million for the first three months of 1995. The average number of billed subscribers, including home television receive-only satellite dish subscribers, increased 7.6% to 62.4 million for the first three months of 1996 from 58.0 million for the first three months of 1995. The difference between total households reached and billed subscribers is attributable to cable service theft and sampling error inherent in projecting estimates.

Operating Revenues, continued

Although The Family Channel currently reaches approximately 99% of all cable households, such households represent only 67% of all television households in the United States. The Company expects that cable television system penetration will continue to grow as cable operators construct new systems and extend existing cable television distribution facilities to new service areas, as well as the continued development of direct broadcast satellite and other alternative delivery services. These options may afford the Company additional opportunities to increase carriage of The Family Channel on cable systems or otherwise to increase the number of subscribers to The Family Channel, and thus to have an impact on advertising and subscriber revenues. There can be no assurance, however, that these technological advances will be effected or that, if effected, they will have the anticipated beneficial impact on future results of operations. In addition, certain of these trends also have the potential to benefit competitors of the Company. Industry regulation may also have an impact on such trends.

Production and Programming Expense

Production and programming expense includes costs incurred in connection with acquisition of programming, production of original programming by the Company for The Family Channel, the use of satellite transponders, and engineering and technical support services. Production and programming expense increased $4,200,000 (or 25.4%) for the first quarter of 1996 as compared to the first quarter of 1995. The increase is primarily due to an increase in amortization of programs acquired from others. As a percentage of The Family Channel's total revenues, production and programming expense amounted to 36.3% for the three month period ended March 31, 1996 as compared with 36.6% for the corresponding period of the prior year.

Selling and Marketing Expense

Selling and marketing expense includes costs associated with the sale of advertising time, the marketing of The Family Channel to cable operators, and advertising and promotion. Selling and marketing expense increased $712,000 (or 6.9%) for the first quarter of 1996 as compared to the first quarter of 1995. As a percentage of The Family Channel's total revenues, selling and marketing expense amounted to 19.3% for the three month period ended March 31, 1996 as compared with 22.8% for the corresponding period of the prior year.

New Business Development

Expense for new business development decreased $708,000 for the first quarter of 1996 as compared to the first quarter of 1995. This decrease is due to the discontinuance of the development of a program block centered around interactive game shows on The Family Channel.

General and Administrative Expense

General and administrative expense includes costs associated with the corporate, legal, finance, information services, and human resources divisions. General and administrative expense decreased $11,000 (or 0.3%) for the first quarter of 1996 as compared to the first quarter of 1995.

Operating Income

Operating income increased $7,747,000 (or 54.4%) for the first quarter of 1996 as compared to the first quarter of 1995. As a percentage of The Family Channel's total revenues, operating income was 38.5% for the three month period ended March 31, 1996 as compared with 31.5% for the corresponding period of the prior year.

Operating income before depreciation and amortization of property and equipment and other assets increased $7,978,000 (or 50.7%) for the first quarter of 1996 as compared to the first quarter of 1995. As a percentage of The Family Channel's total revenues, operating income before depreciation and amortization of property and equipment and other assets for the three month period ended March 31, 1996 was 41.5% as compared to 34.8% for the corresponding period in 1995.

FiT TV

The following table sets forth information relating to the operations of FiT
TV.


                                                                                     Three Months
                                                                                    Ended March 31
                                                                                    --------------
                                                                           1996                          1995
                                                                           ----                          ----
 Operating revenues
       Advertising revenue                                              $    617,000                   $  239,000
       Merchandise revenue                                                   613,000                      502,000
                                                                      --------------                 ------------
            Total revenues                                                 1,230,000                      741,000
                                                                      --------------                 ------------

 Operating expenses*
      Production and programming                                             359,000                      392,000
      Selling and marketing                                                1,088,000                      525,000
      New business development                                                68,000                       11,000
      General and administrative                                             970,000                      779,000
                                                                      --------------                 ------------
           Total operating expenses                                        2,485,000                    1,707,000
                                                                      --------------                 ------------

            Operating loss                                              $ (1,255,000)                  $ (966,000)
                                                                      ==============                 ============

 -------------
 *Includes depreciation and amortization:

 Amortization of film rights
       Original programming                                             $    256,000                   $  304,000
       License agreements                                                      -                            -
                                                                      --------------                 ------------
                                                                             256,000                      304,000
                                                                      --------------                 ------------
 Depreciation and amortization
      of property and equipment
      and other assets                                                         5,000                        1,000
                                                                      --------------                 ------------
                                                                        $    261,000                   $  305,000
                                                                      ==============                 ============


FiT TV was launched in October 1993. The operations of FiT TV have generated operating losses and, as a start-up operation could generate operating losses for a significant period of time. During 1995, there was a substantial increase in the number of households able to receive FiT TV due to new affiliation agreements. As of March 31, 1996, FiT TV was available, on a full-time or part-time basis, via local cable systems and home television receive-only satellite dishes, to approximately 10.9 million households as compared to approximately 8.4 million households as of March 31, 1995. The Company intends to broaden the carriage of FiT TV through, among other things, increased marketing and promotional activities. However, in light of the number of new cable programming services and the existence of limited channel capacity, there can be no assurance that these activities will be successful or that FiT TV will become profitable.

The Company expects cable system penetration will continue to grow as cable operators construct new systems, enhance existing systems to increase channel capacity and extend existing cable television distribution facilities to new service areas. Furthermore, certain technological advances that are anticipated to expand the channel capacity of cable television systems (including the development of digital compression technology and the deployment of fiber optic cable) or to provide the potential for reaching new subscribers (such as direct broadcast satellite and other alternative delivery services) may afford the Company additional opportunities to increase carriage of FiT TV on cable systems or otherwise to increase the number of subscribers to FiT TV and thus have an impact on advertising and merchandise revenues. There can be no assurance, however, that these technological advances will be effected or that, if effected, they will have the anticipated beneficial impact on future results of operations. In addition, certain of these trends also have the potential to benefit competitors of the Company, and the recently enacted cable television legislation may have an impact on such trends.

Selling and marketing expense increased $563,000 during the three month period ending March 31, 1996 as compared to the corresponding period of the prior year. This increase is due primarily to expenses incurred to change the name of the network to FiT TV from Cable Health Club. The Company expects to increase its expenditures related to FiT TV's marketing and promotional activities.

General and administrative expense increased $191,000 (or 24.5%) during the three month period ending March 31, 1996 as compared to the corresponding period of the prior year. This increase is primarily due to an increase in personnel costs in 1996.

On April 30, 1996, the Company, an affiliate of Reebok International Limited ("Reebok"), and an affiliate of Liberty Media Corporation ("Liberty Media") entered into a definitive partnership agreement (the "Partnership Agreement") forming a partnership (the "Partnership") to own and operate FiT TV. FiT TV had previously been owned and operated by Cable Health TV, Inc. ("CHTV"), a 90%-owned subsidiary of IFE. Another affiliate of Liberty Media is the holder of the Convertible Notes and all of the Company's outstanding Class C Common Stock. Reebok is a major advertiser on the FiT TV cable network.

In accordance with the terms of the Partnership Agreement, CHTV contributed all of the assets and liabilities of FiT TV to the Partnership in exchange for an 80% partnership interest and functions as the Partnership's managing partner. Reebok contributed cash of $2,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Liberty Media contributed cash of $1,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Reebok and Liberty Media have no further obligations to make capital contributions to the Partnership.

In conjunction with this transaction, CHTV and Liberty Media entered into an agreement whereby Liberty Media was granted a five-year option to purchase an additional 10% partnership interest from CHTV. The exercise price for this option varies (up to a maximum of $5,000,000) depending on the number of domestic subscribers receiving FiT TV from delivery systems owned or managed by Liberty Media or an affiliate of Liberty Media at the time of exercise.

INTERNATIONAL NETWORKS

The following table sets forth information relating to the operations of The Family Channel (UK) and The Family Channel De Las Americas, as well as international new business development costs.

                                                                                Three Months
                                                                               Ended March 31
                                                                               --------------
                                                                     1996                          1995
                                                                     ----                          ----
 Operating revenues
       Advertising revenue                                       $    543,000                 $    522,000
       Subscriber fees                                              3,141,000                    2,382,000
       Other revenue                                                   80,000                       40,000
                                                                -------------                -------------
            Total revenues                                          3,764,000                    2,944,000
                                                                -------------                -------------

 Operating expenses*
      Production and programming                                    4,962,000                    3,691,000
      Selling and marketing                                         1,300,000                      964,000
      New business development                                        429,000                       98,000
      General and administrative                                      694,000                      561,000
                                                                -------------                -------------
           Total operating expenses                                 7,385,000                    5,314,000
                                                                -------------                -------------
                  Operating loss                                 $ (3,621,000)                $ (2,370,000)
                                                                =============                =============

 The Family Channel (UK)                                         $ (2,068,000)                $ (2,272,000)
 The Family Channel De Las Americas                                (1,124,000)                       -
 New business development                                            (429,000)                     (98,000)
                                                                -------------                -------------
                  Operating loss                                 $ (3,621,000)                $ (2,370,000)
                                                                =============                =============

 -----------------
 *Includes depreciation and amortization:


 Amortization of film rights
       Original programming                                      $     97,000                 $    279,000
       License agreements                                           2,306,000                    1,133,000
                                                                -------------                -------------
                                                                    2,403,000                    1,412,000
 Depreciation and amortization
      of property and equipment
      and other assets                                                 18,000                       20,000
                                                                -------------                -------------
                                                                 $  2,421,000                 $  1,432,000
                                                                =============                =============


Note - The Company records a minority interest representing the minority partner's 39% share of The Family Channel (UK) operations. See "Other Income and Expense Information".

The Family Channel De Las Americas was launched July 1, 1995 and is an advertiser-supported cable network that provides Spanish-language family-oriented entertainment programming as well as fitness programming in Mexico, Central America, and portions of South America to, at the current time, a limited group of subscribers. As a start up operation, this network could generate significant losses for an extended period of time, and there can be no assurance that it will become profitable.

As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company sold its 61% interest in The Family Channel (UK).

PRODUCTION & DISTRIBUTION SEGMENT INFORMATION

The following table sets forth information relating to the domestic and international operations of the Company's Production & Distribution business segment.

                                                                                         Three Months
                                                                                        Ended March 31
                                                                                        --------------
                                                                              1996                          1995
                                                                              ----                          ----
 Operating revenues
       MTM Operations                                                       $13,053,000                   $12,676,000
       UK Studio                                                              1,223,000                     1,340,000
                                                                           ------------                  ------------
            Total revenues                                                   14,276,000                    14,016,000
                                                                           ------------                  ------------

 Operating expenses*
      Production and programming                                             13,246,000                    12,591,000
      Selling and marketing                                                   2,255,000                     2,375,000
      General and administrative                                              1,896,000                       764,000
      Amortization of goodwill                                                  459,000                       465,000
                                                                           ------------                  ------------
           Total operating expenses                                          17,856,000                    16,195,000
                                                                           ------------                  ------------

            Operating loss                                                  $(3,580,000)                  $(2,179,000)
                                                                           ============                  ============

 MTM Operations                                                             $(3,533,000)                  $(2,179,000)
 UK Studio                                                                      (47,000)                       -
                                                                           ------------                  ------------
           Operating loss                                                   $(3,580,000)                  $(2,179,000)
                                                                           ============                  ============


 --------------
 *Includes depreciation and amortization:

 Amortization of film rights
       Original programming                                                 $ 3,241,000                   $ 9,252,000
       License agreements                                                     7,102,000                     1,415,000
                                                                           ------------                  ------------
                                                                             10,343,000                    10,667,000
                                                                           ------------                  ------------
 Depreciation and amortization
      of property and equipment,
      goodwill, and other assets
               MTM Operations                                                   571,000                       498,000
               UK Studio                                                        175,000                       166,000
                                                                           ------------                  ------------
                                                                                746,000                       664,000
                                                                           ------------                  ------------
                                                                            $11,089,000                   $11,331,000
                                                                           ============                  ============

Operating revenue for MTM Operations increased $377,000 for the first quarter of 1996 as compared to the corresponding period of the prior year. Operating revenues were derived primarily from the syndication of America's Funniest Home Videos in 1996 and from the production and licensing of Christy in 1995. Revenue is recognized when programming becomes available for telecast by others. As a result, significant fluctuations in revenue and income may occur from period to period depending on the availability dates of programs. Accordingly, year-to-year comparisons of quarterly results may not be meaningful, and quarterly operating results during the course of a fiscal year may not be indicative of results that may be expected for the entire fiscal year.

Production and programming expense increased $655,000 for the first quarter of 1996 as compared to the corresponding period of the prior year. The increase is primarily attributable to approximately $1,500,000 of development expenses which were incurred in the first quarter of 1996, partially offset by a decrease in the 1996 amortization of America's Funniest Home Videos as compared to the 1995 amortization of Christy.

General and administrative expense increased $1,132,000 for the first quarter of 1996 as compared to the corresponding period of the prior year. This increase is due to increased personnel and occupancy costs, the creation of a music publishing division, and the reserve of certain receivables in 1996.

Future results of operations of the Company's Production & Distribution business are primarily dependent upon the Company's ability to distribute programming (i) obtained in the acquisition of film libraries, (ii) produced for licensing to the major broadcast networks and others, (iii) produced for The Family Channel, and (iv) acquired under license agreements or otherwise.

As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company sold the UK Studio.

LIVE ENTERTAINMENT SEGMENT INFORMATION

The following table sets forth information relating to the operations of the Company's Live Entertainment business segment.

                                                                             Three Months
                                                                            Ended March 31
                                                                            --------------
                                                                 1996                           1995
                                                                 ----                           ----
 Operating revenues                                            $ 1,043,000                     $ 1,107,000
                                                              ------------                    ------------

 Operating expenses*
      Production and programming                                 1,862,000                       1,614,000
      Selling and marketing                                        243,000                         234,000
      General and administrative                                   319,000                         222,000
      Amortization of goodwill                                     150,000                         150,000
                                                              ------------                    ------------
           Total operating expenses                              2,574,000                       2,220,000
                                                              ------------                    ------------

            Operating loss                                     $(1,531,000)                    $(1,113,000)
                                                              ============                    ============

 -------------
 *Includes depreciation and amortization:

  Depreciation and amortization
      of property and equipment,
      goodwill and other assets                                $   381,000                     $   270,000
                                                              ============                    ============


The results of the Company's Live Entertainment business are subject to seasonal fluctuations. Operating revenues and, accordingly, operating income are usually higher during the summer and during holiday vacation periods, such as Christmas.

OTHER INCOME AND EXPENSE INFORMATION

Minority interest is primarily attributable to the minority partner's share of the net loss resulting from the operations of The Family Channel (UK). The minority partner's 39% share of the net loss of this joint venture amounted to $1,026,000 for the first quarter of 1996 and $973,000 for the first quarter of 1995.

Other investments include investments in and advances to affiliates and others. Management of the Company periodically reviews the recoverability of these investments and adjusts their carrying value, as appropriate, based on the operations of the entities and other factors. Other expense of $2,347,000 in 1996 is composed of such adjustments, including an adjustment of $1,350,000 relating to the Company's investment in China Entertainment Television Broadcast Limited which, as a start-up operation, could generate significant losses for an extended period of time.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

           None.


(b)    Reports on Form 8-K (filed during the first quarter of 1996):

           A Form 8-K which reported an event under Item 5 that occurred on December 15, 1995 was filed in January 1996, and a Form 8-K which reported an event under Item 5 that occurred on December 26, 1995 was filed in February 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 10, 1996


                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.




                        By:    /s/ Larry W. Dantzler
                           ----------------------------------------------
                           Larry W. Dantzler,
                           Senior Vice President
                           and Chief Financial Officer