Form 10-Q/A
period 1996-03-31
INTERNATIONAL FAMILY ENTERTAINMENT INC
filed 1996-05-13
CIK 884506

   ----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q/A


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

                               INDEX TO FORM 10-Q/A

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

                   INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31
                                                                                           --------------
                                                                                       1996              1995
                                                                                       ----              ----
Operating revenues                                                                  $74,492,000       $62,474,000
                                                                                    -----------       -----------
Operating expenses
   Production and programming                                                        37,664,000        33,144,000
   Selling and marketing                                                             15,733,000        14,233,000
   New business development                                                             488,000           935,000
   General and administrative                                                         7,588,000         5,921,000
   Amortization of goodwill                                                             609,000           615,000
                                                                                    -----------       -----------
      Total operating expenses                                                       62,082,000        54,848,000
                                                                                    -----------       -----------
      Operating income                                                               12,410,000         7,626,000
                                                                                    -----------       -----------
Other income (expense)
   Investment income                                                                    891,000           392,000
   Interest expense - related parties                                                  (537,000)         (494,000)
   Interest expense - other                                                          (3,102,000)       (2,686,000)
   Minority interests in losses                                                       1,028,000           973,000
   Other expense, net                                                                (2,347,000)         (495,000)
                                                                                    -----------       -----------
      Total other (expense)                                                          (4,067,000)       (2,310,000)
                                                                                    -----------       -----------

      Income before income taxes                                                      8,343,000         5,316,000

Provision for income taxes                                                           (3,655,000)       (2,202,000)
                                                                                    -----------       -----------

      Net income                                                                      4,688,000         3,114,000

Dividend requirement on Preferred Stock                                                  --              (542,000)
                                                                                    -----------       -----------

      Net income available for Common Stock                                         $ 4,688,000       $ 2,572,000
                                                                                    ===========       ===========


Primary and fully diluted earnings per common share                                       $0.10             $0.06
                                                                                    ===========       ===========

Primary and fully diluted average common and
   common equivalent shares                                                          47,559,442        40,906,147
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

Dated May 13, 1996


                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.




                        By:    /s/ Larry W. Dantzler
                           ----------------------------------------------
                           Larry W. Dantzler,
                           Senior Vice President
                           and Chief Financial Officer