Form 10-Q
period 1996-06-30
INTERNATIONAL FAMILY ENTERTAINMENT INC
filed 1996-08-13
CIK 884506

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996.

/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ________________ to _______________

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

                                 (757) 459-6000
              (Registrant's telephone number, including area code)

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


As of August 1, 1996, there were outstanding 5,000,000 shares of the Registrant's Class A Common Stock, par value $.01 per share, convertible (the "Class A Common Stock"); 32,795,612 shares of the Registrant's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"); and 7,088,732 shares of the Registrant's Class C Common Stock, par value $.01 per share, non-voting and convertible (the "Class C Common Stock" and, together with the Class A Common Stock and Class B Common Stock, the "Common Stock").

                   INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                              INDEX TO FORM 10-Q

                 For the quarterly period ended June 30, 1996


                                                                                                      Page No.
                                                                                                      ---------
Part I - Financial Information
- ------------------------------

Item 1. Financial Statements:

        Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                                                           3

        Consolidated Statements of Operations -
           For the Three Months Ended June 30, 1996 and 1995                                             5

        Consolidated Statements of Operations -
          For the Six Months Ended June 30, 1996 and 1995                                                6

        Consolidated Statements of Cash Flows -
           For the Six Months Ended June 30, 1996 and 1995                                               7

         Notes to Consolidated Financial Statements                                                      8

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                                 12


Part II - Other Information
- ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders                                              24

Item 6. Exhibits and Reports on Form 8-K                                                                 25

Other items in Part II have been omitted because they are not applicable for the quarterly period ended June 30, 1996.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)


                               ASSETS

                                                                     June 30             December 31
                                                                       1996                  1995
                                                                       ----                  ----
Current assets
  Cash and cash equivalents                                       $   8,371,000         $  32,865,000
  Investment in marketable securities                                 8,678,000             8,290,000
  Accounts receivable, net                                           94,501,000            95,699,000
  Film rights, current portion                                       60,013,000            56,355,000
  Prepaid expenses and other                                          6,308,000            11,511,000
                                                                ----------------      ----------------
    Total current assets                                            177,871,000           204,720,000

Property and equipment, net                                          60,220,000            73,028,000
Film rights                                                         108,879,000           105,094,000
Long-term accounts receivable, net                                   23,310,000            24,754,000
Investment in equity securities - related party                      36,026,000                  -
Other investments, net                                               23,385,000            16,575,000
Goodwill, net                                                        53,581,000            54,795,000
Other assets                                                          2,064,000             2,461,000
                                                                ----------------      ----------------
                                                                  $ 485,336,000         $ 481,427,000
                                                                ================      ================

                                  (continued)


                            See accompanying notes.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Balance Sheets, continued
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30              December 31
                                                                       1996                  1995
                                                                       ----                  ----
Current liabilities
  Accounts payable                                                $   9,292,000         $  14,598,000
  Accrued liabilities                                                12,037,000            13,121,000
  Accrued participations and residuals                                7,592,000            11,615,000
  Current portion of film rights payable                             38,283,000            38,161,000
  Current maturities of debt                                            209,000               181,000
  Income taxes payable                                                5,475,000                  -
  Current portion of deferred income taxes                            2,162,000               611,000
  Deferred income                                                     4,743,000             5,891,000
                                                                ----------------      ----------------
    Total current liabilities                                        79,793,000            84,178,000

Film rights payable                                                  31,161,000            32,714,000
Long-term debt                                                      142,286,000           153,752,000
Accrued interest - related party                                        300,000               327,000
Convertible Notes - related party                                    23,000,000            23,000,000
Deferred income taxes                                                 8,649,000             2,676,000
Other liabilities, including participations and residuals             8,890,000            10,347,000
Minority interests                                                    2,720,000             3,130,000
Commitments and contingencies (Note G)
Stockholders' equity
  Class A Common Stock, $.01 par value, convertible,
    10,000,000 shares authorized, 5,000,000
    shares issued and outstanding                                       143,000               143,000
  Class B Common Stock, $.01 par value,
    100,000,000 shares authorized, 32,799,656 and
    33,039,831 shares issued and outstanding                        101,729,000           104,886,000
  Class C Common Stock, $.01 par value, convertible,
        20,000,000 shares authorized, 7,088,732
     shares issued and outstanding                                   50,717,000            50,717,000
  Unearned compensation - Stock Plan                                 (1,010,000)           (1,697,000)
  Cumulative foreign currency translation adjustment                    (59,000)              665,000
  Unrealized gain (loss) on investments in securities                   892,000              (373,000)
  Retained earnings                                                  36,125,000            16,962,000
                                                                ----------------      ----------------
    Total stockholders' equity                                      188,537,000           171,303,000
                                                                ----------------      ----------------

                                                                  $ 485,336,000         $ 481,427,000
                                                                ================      ================


                            See accompanying notes.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                           Three Months
                                                                            Ended June 30
                                                                            -------------
                                                                      1996                  1995
                                                                      ----                  ----
Operating revenues                                                 $ 75,473,000          $ 62,389,000
                                                                ----------------      ----------------

Operating expenses
  Production and programming                                         35,433,000            31,546,000
  Selling and marketing                                              15,856,000            13,048,000
  New business development                                              603,000             2,020,000
  General and administrative                                          7,218,000             6,225,000
  Amortization of goodwill                                              605,000               719,000
                                                                ----------------      ----------------
    Total operating expenses                                         59,715,000            53,558,000
                                                                ----------------      ----------------

    Operating income                                                 15,758,000             8,831,000
                                                                ----------------      ----------------

Other income (expense)
  Investment income                                                   1,355,000               202,000
  Interest expense - related parties                                   (397,000)             (535,000)
  Interest expense - other                                           (2,497,000)           (2,729,000)
  Minority interests in losses                                          673,000             1,135,000
  Gain on disposition of assets - related party                      13,685,000                  -
  Other expense, net                                                 (2,904,000)                 -
                                                                ----------------      ----------------
    Total other income (expense)                                      9,915,000            (1,927,000)
                                                                ----------------      ----------------

    Income before income taxes                                       25,673,000             6,904,000

Provision for income taxes                                          (11,198,000)           (2,890,000)
                                                                ----------------      ----------------

    Net income                                                       14,475,000             4,014,000

Dividend requirement on Preferred Stock in 1995                            -                 (540,000)
                                                                ----------------      ----------------

    Net income available for Common Stock                          $ 14,475,000           $ 3,474,000
                                                                ================      ================



Primary and fully diluted earnings per common share                      $ 0.31                $ 0.09
                                                                ================      ================

Primary and fully diluted average common and
   common equivalent shares                                          48,071,254            43,009,962
                                                                ================      ================


                            See accompanying notes.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                              Six Months
                                                                             Ended June 30
                                                                             -------------
                                                                       1996                  1995
                                                                       ----                  ----
Operating revenues                                                $ 149,965,000         $ 124,863,000
                                                                ----------------      ----------------

Operating expenses
  Production and programming                                         73,097,000            64,690,000
  Selling and marketing                                              31,589,000            27,281,000
  New business development                                            1,091,000             2,955,000
  General and administrative                                         14,806,000            12,146,000
  Amortization of goodwill                                            1,214,000             1,334,000
                                                                ----------------      ----------------
    Total operating expenses                                        121,797,000           108,406,000
                                                                ----------------      ----------------

    Operating income                                                 28,168,000            16,457,000
                                                                ----------------      ----------------

Other income (expense)
  Investment income                                                   2,246,000               594,000
  Interest expense - related parties                                   (934,000)           (1,029,000)
  Interest expense - other                                           (5,599,000)           (5,415,000)
  Minority interests in losses                                        1,701,000             2,108,000
  Gain on disposition of assets - related party                      13,685,000                  -
  Other expense, net                                                 (5,251,000)             (495,000)
                                                                ----------------      ----------------
    Total other income (expense)                                      5,848,000            (4,237,000)
                                                                ----------------      ----------------

    Income before income taxes                                       34,016,000            12,220,000

Provision for income taxes                                          (14,853,000)           (5,092,000)
                                                                ----------------      ----------------

    Net income                                                       19,163,000             7,128,000

Dividend requirement on Preferred Stock in 1995                            -               (1,082,000)
                                                                ----------------      ----------------

    Net income available for Common Stock                         $  19,163,000        $    6,046,000
                                                                ================      ================



Primary and fully diluted earnings per common share                      $ 0.41                $ 0.15
                                                                ================      ================

Primary and fully diluted average common and
   common equivalent shares                                          47,990,954            40,662,968
                                                                ================      ================


                            See accompanying notes.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Six Months
                                                                            Ended June 30
                                                                       1996                  1995
                                                                       ----                  ----
Cash flows from operating activities
  Net income                                                       $ 19,163,000          $  7,128,000
                                                                ----------------      ----------------
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Amortization of film rights                                    55,526,000            48,616,000
      Depreciation and amortization of property and
        equipment, goodwill, and other assets                         5,629,000             5,118,000
      Allowances against investments                                  4,942,000                  -
      Minority interests in losses                                   (1,701,000)           (2,108,000)
      Gain on sale of marketable securities                          (1,630,000)                 -
      Gain on disposition of assets - related party                 (13,685,000)                 -
      Compensation - Stock Plan                                         345,000               891,000
      Deferred income tax expense                                     6,134,000             2,158,000
      Changes in assets and liabilities, net of effect
           of 1996 disposition and 1995 acquisition                 (10,868,000)           (8,550,000)
                                                                ----------------      ----------------
             Total adjustments                                       44,692,000            46,125,000
                                                                ----------------      ----------------
    Net cash provided by operating activities                        63,855,000            53,253,000
                                                                ----------------      ----------------

Cash flows from investing activities
  Acquisitions of original programming                              (41,051,000)          (25,597,000)
  Cash paid for acquisition                                                -               (3,060,000)
  Other investments                                                 (12,102,000)                 -
  Purchases of marketable securities                                       -                 (536,000)
  Sales of marketable securities                                      4,865,000               618,000
  Additions to property and equipment                                (2,846,000)           (4,820,000)
                                                                ----------------      ----------------
    Net cash used in investing activities                           (51,134,000)          (33,395,000)
                                                                ----------------      ----------------

Cash flows from financing activities
  Payments on film rights                                           (25,709,000)          (28,741,000)
  Proceeds from debt issuances                                       10,650,000            28,850,000
  Principal payments on debt                                        (22,088,000)          (15,400,000)
  Cash provided by minority partners                                  3,000,000             3,566,000
  Payment of Preferred Stock dividends                                     -               (1,109,000)
  Repurchases of Class B Common Stock                                (2,815,000)          (14,236,000)
                                                                ----------------      ----------------
    Net cash used in financing activities                           (36,962,000)          (27,070,000)
                                                                ----------------      ----------------

Effect of foreign currency rate changes                                (253,000)             (309,000)
                                                                ----------------      ----------------

Decrease in cash and cash equivalents                               (24,494,000)           (7,521,000)

Cash and cash equivalents at beginning of period                     32,865,000            38,716,000
                                                                ----------------      ----------------

Cash and cash equivalents at end of period                         $  8,371,000          $ 31,195,000
                                                                ================      ================

                            See accompanying notes.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 1996
                                  (Unaudited)

NOTE A - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of International Family Entertainment, Inc. (together with its consolidated subsidiaries "IFE" or the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1996. These interim consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts have been reclassified for comparability with the 1996 financial statement presentation.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTE B - EARNINGS PER SHARE

The 6% Convertible Secured Notes due 2004 (the "Convertible Notes") are considered to be common stock equivalents and, accordingly, the computations of primary and fully diluted earnings per share assume conversion of the Convertible Notes if the effect of such conversion is dilutive. Stock options are also included in the computations of primary and fully diluted earnings per share if their effect is dilutive.

For the three and six months ended June 30, 1996 and the three months ended June 30, 1995, primary and fully diluted earnings per common share were computed by increasing net income available for Common Stock by the interest on the Convertible Notes, net of related tax effect, and dividing the result by the average number of common and common equivalent shares outstanding during such periods.

For the six months ended June 30, 1995, primary and fully diluted earnings per common share were computed by dividing net income available for Common Stock by the average number of common shares outstanding during such period.

NOTE C - MINORITY INTERESTS

The Family Channel (UK)

Prior to April 22, 1996, minority interests were primarily attributable to a minority partner's 39% interest in The Family Channel (UK) which was operated as a joint venture. IFE and Flextech plc, the holder of the minority 39% interest, funded the operations of The Family Channel (UK) through capital investments and loans.

On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel (UK) to Flextech, as described in Note F.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE C - MINORITY INTERESTS, CONTINUED

The minority partner's share of the net loss resulting from the operations of The Family Channel (UK), through the date of sale, amounted to $393,000 and $1,419,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $1,135,000 and $2,108,000 for the corresponding periods of the prior year.

FiT TV

On April 30, 1996, the Company, an affiliate of Liberty Media Corporation ("Liberty Media"), and an affiliate of Reebok International Limited ("Reebok") entered into a definitive partnership agreement (the "FiT TV Partnership Agreement") forming a partnership (the "FiT TV Partnership"), effective January 1, 1996, to own and operate the FiT TV cable network. FiT TV had previously been owned and operated by Cable Health TV, Inc. ("CHTV"), a 90%-owned subsidiary of IFE. Another affiliate of Liberty Media is the holder of the Convertible Notes and all of the Company's outstanding Class C Common Stock. Liberty Media is an affiliate of Tele-Communications, Inc. ("TCI"), one of the largest cable television system operators in the United States and, as such, a major provider of carriage for FiT TV. Reebok is a major advertiser on FiT TV.

In accordance with the terms of the FiT TV Partnership Agreement, CHTV contributed all of the assets and liabilities of FiT TV to the FiT TV Partnership in exchange for an 80% partnership interest and functions as the FiT TV Partnership's managing partner. Reebok contributed cash of $2,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Liberty Media contributed cash of $1,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest.

In conjunction with this transaction, CHTV and Liberty Media entered into an agreement whereby Liberty Media was granted a five-year option to purchase an additional 10% partnership interest from CHTV. The exercise price for this option varies (up to a maximum of $5,000,000) depending on the number of domestic subscribers receiving FiT TV from delivery systems owned or managed by Liberty Media or an affiliate of Liberty Media (including TCI) at the time of exercise.

The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership, since its formation on April 30, 1996, is reflected in the accompanying Consolidated Statements of Operations. The minority partners' combined 20% share of the net loss of FiT TV amounted to $280,000 for the three and six month periods ended June 30, 1996.

NOTE D - CAPITAL STOCK

On December 15, 1995, the Company and the holder of the 10% Convertible Cumulative Preferred Stock (the "Preferred Stock") entered into an exchange agreement (the "Exchange Agreement") whereby the holder of the Preferred Stock (which is also the holder of the Convertible Notes) agreed to (i) exchange its holdings of all of the Preferred Stock for shares of Class B Common Stock, (ii) exchange all of its holdings of Class B Common Stock (including the shares of Class B Common Stock received in exchange for the Preferred Stock) for an equal number of shares of non-voting Class C Common Stock, (iii) amend the terms of the Convertible Notes to provide, among other things, for conversion of such notes into shares of non-voting Class C Common Stock in lieu of shares of Class B Common Stock and for the elimination of provisions which required the Company to issue Class C Common Stock in the event of the occurrence of certain payment defaults, and (iv) amend the terms of certain other agreements, including the shareholder agreement among the Company and certain of its principal shareholders. Prior to the consummation of the Exchange Agreement, the Preferred Stock was entitled to a dividend at an annual rate of 10% of the $22,000,000 original liquidation preference, payable semiannually in January and July.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE D - CAPITAL STOCK, CONTINUED

On November 16, 1995, the Company's Board of Directors approved a five-for-four stock split of the Common Stock which was effected in the form of a 25% stock dividend and payable on January 5, 1996 to the shareholders of record at the close of business on December 15, 1995. Accordingly, all share and per share amounts presented for prior periods have been restated to retroactively reflect the stock split.

NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION

Total interest costs paid were approximately $4,666,000 and $5,998,000 during the six months ended June 30, 1996 and 1995, respectively. Income taxes paid during the six months ended June 30, 1996 and 1995 were approximately $2,915,000 and $5,780,000, respectively.

Non-cash investing and financing activities included the acquisition of film rights under license agreements which aggregated approximately $26,937,000 and $11,839,000 for the six months ended June 30, 1996 and 1995, respectively. Non-cash investing and financing activities also included approximately $7,140,000 of liabilities assumed in the acquisition of the Ice Capades in 1995.

As described in Note F, on April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to a related party. This sale was primarily a non-cash transaction in which the Company received equity securities. Cash received in the transaction amounting to approximately $4,600,000 was offset by the cash balances of the businesses sold (which were transferred to the buyer) and cash outlays for expenses of the sale.

NOTE F - GAIN ON DISPOSITION OF ASSETS - RELATED PARTY

On April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to Flextech pursuant to agreements dated as of March 20, 1996. Flextech previously owned a 39% interest in The Family Channel (UK). Flextech's majority owner is Tele-Communications International, Inc. ("TCI International"), a majority-owned subsidiary of TCI. Another affiliate of TCI is the holder of the Convertible Notes and all of the Company's outstanding Class C Common Stock.

As consideration for this transaction, the Company received pound sterling 3,000,000 (approximately $4,600,000) in cash and 5,792,008 shares of Flextech's convertible, redeemable, non-voting common stock. This common stock is convertible, under certain circumstances, beginning in June 1997 at the Company's option, into Flextech's voting ordinary shares which are listed on the London Stock Exchange. The underlying market value of the voting ordinary shares as of the date of the agreement was $46,100,000. The shares were recorded, for financial statement purposes, at approximately pound sterling 23,000,000 ($35,457,000 based on the exchange rate on the date of closing), which amount reflects a discount determined by an independent valuation to allow for the lack of marketability during the required holding period.

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

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company has commitments under program contracts for film rights related to the production, exhibition, or distribution of programming which was not available as of June 30, 1996. The unpaid balance under program contracts for film rights (and the aggregate future estimated payments of accrued participations and residuals) related to the production, exhibition, or distribution of programming that was available as of June 30, 1996 is reflected as a liability in the accompanying consolidated financial statements.

The Company leases office facilities, a satellite transponder, and certain other property and equipment under non-cancellable operating leases.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein.

MATERIAL CHANGES IN FINANCIAL CONDITION

Film Rights

The Company produces, acquires, and distributes a variety of programs, including original series, specials, and movies, as well as syndicated programs originally broadcast by others, to be aired on the Company's cable networks, or to be licensed to others. During the year ended December 31, 1995, the Company spent $59,931,000 for originally-produced programming and $46,167,000 for various rights to programs produced by others. The Company anticipates that the total amount spent on programming in 1996 will exceed the total amount for 1995.

Common Stock Repurchases

During the six months ended June 30, 1996, the Company repurchased 217,175 shares of Class B Common Stock for $2,815,000 (for an average price of $12.96 per share). These repurchases were funded from available cash and cash equivalents. It is expected that any further repurchases of Class B Common Stock will also be funded from available cash and cash equivalents or from bank borrowings.

Investment in Equity Securities - Related Party

As described in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company consummated the sale of the television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to Flextech. This sale was primarily a non-cash transaction in which the Company received 5,792,008 shares of Flextech's convertible, redeemable, non-voting common stock. These shares were recorded, for financial statement purposes, at a discount determined by an independent valuation to allow for the lack of marketability during the required holding period.

The Company received the right, beginning in June 1997, under certain circumstances, to "put" its holdings of Flextech's non-voting stock to TCI International. Upon exercise of the put, TCI International has the option of redeeming the stock for cash at the then-market value of Flextech's voting ordinary shares. If the shares are not redeemed for cash, the Company has the option of either (i) converting 50% of the shares on a share-for-share basis into Flextech's voting ordinary shares and 50% of the shares into common stock of the same value of TCI International, or (ii) converting 100% of the shares into common stock of the same value of TCI International.

Liquidity

As of June 30, 1996, the Company had cash and cash equivalents of $8,371,000, and borrowings available from banks of $129,500,000. The Company believes that funds from operations, borrowings available from banks, and existing cash balances and investments will provide adequate sources of short-term and long-term liquidity for its current operations, including the operations of FiT TV and the international networks, as well as its contractual payments for film rights. However, the Company may pursue additional capital-raising activities if it believes that market conditions or acquisition opportunities warrant such activities.

Future Opportunities

The Company has explored and continues to explore opportunities to develop international versions of The Family Channel's or FiT TV's programming concepts through the acquisition or development of cable networks and other distribution outlets in foreign countries. The Company is also exploring the possibility of launching additional domestic cable networks or pay-per-view services, and, from time to time, considers the acquisition of other television programming distribution and production companies, entertainment companies, and film libraries.

Family Channel Pictures, Inc., a subsidiary of the Company, has co-produced a theatrical motion picture, which is expected to be released in 1996, and is currently exploring the possibility of producing additional theatrical motion pictures. Family Channel Pictures plans to produce and release, in conjunction with a joint venture partner, one or two motion pictures annually with an expected production budget ranging from $8,000,000 to $16,000,000 for each picture.

The Company cannot estimate with any degree of certainty the amount of other expenditures it may make in the future in connection with such investments and acquisitions; although, if many of the Company's plans in this regard materialize, such expenditures could be substantial. The Company anticipates funding all such other investments and acquisitions from internally generated cash flow, additional borrowings, or additional issuances of Class B Common Stock.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

General

The Company operates in three business segments: the operation of advertiser-supported cable networks ("Cable Networks"), the production and distribution of entertainment programming ("Production & Distribution"), and the production of live musical variety shows ("Live Entertainment").

Within the Cable Networks business segment, the Company operated four advertiser-supported, satellite-delivered cable television networks: The Family Channel, which provides family-oriented entertainment and informational programming; FiT TV, which provides healthy lifestyle and fitness programming; The Family Channel (UK), which provided family-oriented entertainment to the United Kingdom, until sold on April 22, 1996; and The Family Channel De Las Americas, launched on July 1, 1995, which provides Spanish-language family-oriented and fitness programming to Mexico, Central America, and portions of South America.

Within the Production & Distribution business segment, the Company produces and distributes programming in the United States and throughout many other parts of the world ("MTM Operations"), co-produces theatrical motion pictures through Family Channel Pictures, and operated a television production studio in Maidstone, England (the "UK Studio") until sold on April 22, 1996.

Within the Live Entertainment business segment, the Company produces live musical variety shows and, in 1995, operated the Ice Capades, a touring ice show business.

The following table sets forth comparative information regarding operating revenues, operating income or loss, and depreciation and amortization by business segment.

                                                   Three Months                                     Six Months
                                                  Ended June 30                                   Ended June 30
                                                  -------------                                   -------------
                                          1996                  1995                      1996                  1995
                                          ----                  ----                      ----                  ----
Operating Revenues
  Cable Networks
      The Family Channel                $ 60,537,000          $ 47,863,000             $ 117,701,000        $   93,087,000
      FiT TV                               1,074,000               677,000                 2,304,000             1,418,000
      International Networks               1,281,000             3,098,000                 5,045,000             6,042,000
      Intrasegment Eliminations             (230,000)             (111,000)                 (472,000)             (211,000)
                                      --------------        --------------            --------------       ---------------
                                          62,662,000            51,527,000               124,578,000           100,336,000

  Production & Distribution               13,677,000             9,226,000                27,948,000            23,242,000
  Live Entertainment                       1,953,000             2,123,000                 2,996,000             3,230,000
  Intersegment Eliminations               (2,819,000)             (487,000)               (5,557,000)           (1,945,000)
                                      --------------        --------------            --------------       ---------------

                                        $ 75,473,000          $ 62,389,000             $ 149,965,000         $ 124,863,000
                                      ==============        ==============            ==============       ===============

Operating Income (Loss)
  Cable Networks
      The Family Channel                $ 24,145,000          $ 17,853,000             $  46,134,000         $  32,095,000
      FiT TV                              (1,499,000)           (1,448,000)               (2,754,000)           (2,414,000)
      International Networks              (1,792,000)           (3,047,000)               (5,413,000)           (5,417,000)
      Intrasegment Eliminations                 -                     -                         -                    1,000
                                      --------------        --------------            --------------       ---------------
                                          20,854,000            13,358,000                37,967,000            24,265,000

  Production & Distribution               (4,800,000)           (4,055,000)               (8,380,000)           (6,234,000)
  Live Entertainment                        (761,000)           (1,048,000)               (2,292,000)           (2,161,000)
  Intersegment Eliminations                  465,000               576,000                   873,000               587,000
                                      --------------        --------------            --------------       ---------------

                                        $ 15,758,000          $  8,831,000             $  28,168,000         $  16,457,000
                                      ==============        ==============            ==============       ===============

Depreciation and Amortization
  Cable Networks
      The Family Channel                $ 18,754,000          $ 15,900,000             $  37,577,000         $  31,559,000
      FiT TV                                 501,000               317,000                   762,000               622,000
      International Networks                 807,000             1,239,000                 3,228,000             2,671,000
      Intrasegment Eliminations                 -                 (111,000)                     -                 (212,000)
                                      --------------        --------------            --------------       ---------------
                                          20,062,000            17,345,000                41,567,000            34,640,000

  Production & Distribution               13,482,000             8,462,000                24,571,000            19,793,000
  Live Entertainment                         351,000               497,000                   732,000               767,000
  Intersegment Eliminations               (3,036,000)             (576,000)               (5,715,000)           (1,466,000)
                                      --------------        --------------            --------------       ---------------

                                        $ 30,859,000          $ 25,728,000             $  61,155,000         $  53,734,000
                                      ==============        ==============            ==============       ===============

Cable Networks Segment Information

THE FAMILY CHANNEL

The following table sets forth comparative information relating to the operations of The Family Channel.


                                                 Three Months                                     Six Months
                                                 Ended June 30                                  Ended June 30
                                                 -------------                                  -------------
                                         1996                  1995                      1996                  1995
                                         ----                  ----                      ----                  ----
Operating revenues
  Advertising revenue               $ 34,597,000          $ 27,895,000              $ 67,319,000          $ 53,329,000
  Subscriber fees                     25,825,000            19,809,000                50,121,000            39,514,000
  Other revenue                          115,000               159,000                   261,000               244,000
                                  --------------        --------------            --------------         -------------
       Total revenues                 60,537,000            47,863,000               117,701,000            93,087,000
                                  --------------        --------------            --------------         -------------

Operating expenses*
  Production and programming          20,598,000            17,511,000                41,333,000            34,046,000
  Selling and marketing               11,758,000             8,796,000                22,803,000            19,129,000
  New business development                  -                  465,000                      -                1,173,000
  General and administrative           4,036,000             3,238,000                 7,431,000             6,644,000
                                  --------------        --------------            --------------         -------------
       Total operating expenses       36,392,000            30,010,000                71,567,000            60,992,000
                                  --------------        --------------            --------------         -------------

        Operating income           $  24,145,000          $ 17,853,000             $  46,134,000          $ 32,095,000
                                  ==============        ==============            ==============         =============

- --------------
*Includes depreciation and amortization:

Amortization of film rights
  Original programming              $ 8,419,000          $  6,813,000              $ 15,587,000         $  14,587,000
  License agreements                  8,584,000             7,587,000                18,527,000            13,991,000
                                  --------------        --------------            --------------         -------------
                                     17,003,000            14,400,000                34,114,000            28,578,000
Depreciation and amortization
  of property and equipment
  and other assets                    1,751,000             1,500,000                 3,463,000             2,981,000
                                  --------------        --------------            --------------         -------------
                                   $ 18,754,000          $ 15,900,000              $ 37,577,000          $ 31,559,000
                                  ==============        ==============            ==============         =============

Operating Revenues

Advertising revenue increased $6,702,000 (or 24.0%) for the second quarter of 1996 as compared to the second quarter of 1995. Advertising revenue increased $13,990,000 (or 26.2%) for the six months ended June 30, 1996 over the six months ended June 30, 1995. These increases in advertising revenue are attributable to increases in advertising rates, households reached, and ratings in 1996 as compared to 1995.

Subscriber fees increased $6,016,000 (or 30.4%) for the second quarter of 1996 over the second quarter of 1995. Subscriber fees increased $10,607,000 (or 26.8%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. These increases are primarily due to subscriber fee rate increases resulting from renewals of affiliation agreements (including the renewal of a long-term contract with a major cable operator at the beginning of
1996) and rate increases in existing contracts, and to a lesser extent to the continuing growth of total subscribers. During the first six months of 1996, the average number of U.S. households reached by The Family Channel increased 6.2% to 64.7 million from 60.9 million for the first six months of 1995. The average number of billed subscribers, including home television receive-only satellite dish subscribers, increased 6.2% to 61.6 million for the first six months of 1996 from 58.0 million for the first six months of 1995. The difference between total households reached and billed subscribers is attributable to a variety of factors, including cable service theft and sampling error inherent in projecting estimates.

The Family Channel currently reaches approximately 68% of all television households in the United States. The Company expects that cable television system penetration will continue to grow as cable operators construct new systems and extend existing cable television distribution facilities to new service areas, as well as the continued development of direct broadcast satellite and other alternative delivery services. These options may afford the Company additional opportunities to increase carriage of The Family Channel on cable systems or otherwise to increase the number of subscribers to The Family Channel, and thus have an impact on advertising and subscriber revenues. There can be no assurance, however, that these technological advances will be effected or that, if effected, they will have the anticipated beneficial impact on future results of operations. In addition, certain of these trends also have the potential to benefit competitors of the Company. Industry regulation may also have an impact on such trends.

Production and Programming Expense

Production and programming expense includes costs incurred in connection with acquisition of programming, production of original programming by the Company for The Family Channel, the use of satellite transponders, and engineering and technical support services. Production and programming expense increased $3,087,000 (or 17.6%) for the second quarter of 1996 as compared to the second quarter of 1995. Production and programming expense increased $7,287,000 (or 21.4%) for the six months ended June 30, 1996 over the six months ended June 30, 1995. These increases are primarily due to an increase in amortization of film rights. As a percentage of The Family Channel's total revenues, production and programming expense amounted to 34.0% and 35.1% for the three and six month periods ended June 30, 1996, respectively, as compared with 36.6% for both of the corresponding periods of the prior year.

Selling and Marketing Expense

Selling and marketing expense includes costs associated with the sale of advertising time, the marketing of The Family Channel to cable operators, and advertising and promotion. Selling and marketing expense increased $2,962,000 (or 33.7%) for the second quarter of 1996 as compared to the second quarter of 1995. For the six months ended June 30, 1996, selling and marketing expense increased $3,674,000 (or 19.2%) over the six months ended June 30, 1995. These increases are primarily due to increases in advertising and personnel costs in 1996. As a percentage of The Family Channel's total revenues, selling and marketing expense amounted to 19.4% for both of the three and six month periods ended June 30, 1996, respectively, as compared with 18.4% and 20.5% for the corresponding periods of the prior year.

New Business Development Expense

New business development expense in 1995 was due to costs associated with the development of a program block centered around interactive game shows, which has since been discontinued.

General and Administrative Expense

General and administrative expense includes costs associated with the corporate, legal, finance, information services, and human resources divisions. General and administrative expense increased $798,000 (or 24.6%) for the second quarter of 1996 as compared to the second quarter of 1995. General and administrative expense increased $787,000 (or 11.8%) for the six months ended June 30, 1996 over the six months ended June 30, 1995. As a percentage of The Family Channel's total revenues, general and administrative expense amounted to 6.7% and 6.3% for the three and six month periods ended June 30, 1996, respectively, as compared with 6.8% and 7.1% for the corresponding periods of the prior year.

Operating Income

Operating income increased $6,292,000 (or 35.2%) for the second quarter of 1996 as compared to the second quarter of 1995. Operating income increased $14,039,000 (or 43.7%) for the six months ended June 30, 1996 over the six months ended June 30, 1995. As a percentage of The Family Channel's total revenues, operating income increased to 39.9% and 39.2% for the three and six month periods ended June 30, 1996, respectively, as compared with 37.3% and 34.5% for the corresponding periods of the prior year.

Operating income before depreciation and amortization of property and equipment and other assets increased $6,543,000 (or 33.8%) for the second quarter of 1996 as compared to the second quarter of 1995. During the six months ended June 30, 1996, operating income before depreciation and amortization of property and equipment and other assets increased $14,521,000 (or 41.4%) over the six months ended June 30, 1995. As a percentage of The Family Channel's total revenues, operating income before depreciation and amortization of property and equipment and other assets for the three and six month periods ended June 30, 1996 was 42.8% and 42.1%, respectively, as compared to 40.4% and 37.7% for the corresponding periods in 1995.

FiT TV

The following table sets forth comparative information relating to the operations of the FiT TV cable network.

                                                               Three Month                            Six Months
                                                              Ended June 30                         Ended June 30
                                                              -------------                         -------------
                                                          1996            1995               1996                1995
                                                          ----            ----               ----                ----
Operating revenues
  Advertising revenue                              $    638,000     $    320,000        $   1,255,000     $    559,000
  Merchandise revenue                                   436,000          357,000            1,049,000          859,000
                                                 ---------------   --------------     ----------------   --------------
       Total revenues                                 1,074,000          677,000            2,304,000        1,418,000
                                                 ---------------   --------------     ----------------   --------------

Operating expenses*
  Production and programming                            591,000          403,000              950,000          795,000
  Selling and marketing                               1,020,000          879,000            2,108,000        1,404,000
  New business development                               40,000            8,000              108,000           19,000
  General and administrative                            922,000          835,000            1,892,000        1,614,000
                                                 ---------------   --------------     ----------------   --------------
       Total operating expenses                       2,573,000        2,125,000            5,058,000        3,832,000
                                                 ---------------   --------------     ----------------   --------------

        Operating loss                             $ (1,499,000)    $ (1,448,000)       $  (2,754,000)    $ (2,414,000)
                                                 ===============   ==============     ================   ==============

*Includes depreciation and amortization:


Amortization of film rights
  Original programming                             $    491,000     $    314,000        $     747,000     $    618,000
  License agreements                                       -                -                    -                -
                                                 ---------------   --------------     ----------------   --------------
                                                        491,000          314,000              747,000          618,000
                                                 ---------------   --------------     ----------------   --------------
Depreciation and amortization
  of property and equipment
  and other assets                                       10,000            3,000               15,000            4,000
                                                 ---------------   --------------     ----------------   --------------
                                                   $    501,000     $    317,000        $     762,000     $    622,000
                                                 ===============   ==============     ================   ==============


Note--Beginning April 30, 1996, the Company records a minority interest representing the minority partners' combined 20% share of the net loss of FiT TV. See "Other Income and Expense Information".

The FiT TV cable network was launched in October 1993. The operations of FiT TV have generated operating losses and, as a start-up operation, could generate operating losses for a significant period of time.

As of June 30, 1996, FiT TV was available, on a full-time or part-time basis, via local cable systems and home television receive-only satellite dishes, to approximately 11.1 million households as compared to approximately 8.8 million households as of June 30, 1995. The Company intends to broaden the carriage of FiT TV through, among other things, increased marketing and promotional activities. However, in light of the number of new cable programming services and the existence of limited channel capacity, there can be no assurance that these activities will be successful, that current subscriber levels can be maintained, or that FiT TV will become profitable in the future.

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

Total revenues increased $397,000 (or 58.6%) for the second quarter of 1996 as compared to the second quarter of 1995. Total revenues increased $886,000 (or 62.5%) during the six month period ending June 30, 1996 as compared to the corresponding period of the prior year. These increases are due to higher advertising rates and merchandise sales.

Production and programming expense increased $188,000 (or 46.7%) for the second quarter of 1996 as compared to the second quarter of 1995. Production and programming expense increased $155,000 (or 19.5%) during the six month period ended June 30, 1996 as compared to the corresponding period of the prior year.

Selling and marketing expense increased $141,000 (or 16.0%) for the second quarter of 1996 as compared to the second quarter of 1995. Selling and marketing expense increased $704,000 (or 50.1%) during the six month period ending June 30, 1996 as compared to the corresponding period of the prior year. These increases are due primarily to increased advertising and expenses related to launch incentive fees. The Company expects to increase its expenditures related to FiT TV's marketing and promotional activities.

General and administrative expense includes, among other things, intercompany charges for services and support provided to FiT TV, including charges for transponder usage (at the rate of $1,800,000 per annum). General and administrative expense increased $87,000 (or 10.4%) for the second quarter of 1996 as compared to the second quarter of 1995. General and administrative expense increased $278,000 (or 17.2%) during the six month period ending June 30, 1996 as compared to the corresponding period of the prior year. These increases are primarily due to increases in personnel costs in 1996.

As described in Note C of Notes to Consolidated Financial Statements, on April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate the FiT TV cable network. FiT TV had previously been owned and operated by CHTV.

In accordance with the terms of the FiT TV Partnership Agreement, CHTV contributed all of the assets and liabilities of the FiT TV cable network to the FiT TV Partnership in exchange for an 80% partnership interest and functions as the Partnership's managing partner. Reebok contributed cash of $2,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Liberty Media contributed cash of $1,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Reebok and Liberty Media have no further obligations to make capital contributions to the Partnership.

INTERNATIONAL NETWORKS

The following table sets forth comparative information relating to the operations of The Family Channel (UK) and The Family Channel De Las Americas, as well as international new business development costs.


                                                             Three Months                          Six Months
                                                            Ended June 30                        Ended June 30
                                                            -------------                        -------------
                                                       1996           1995                  1996           1995
                                                       ----           ----                  ----           ----
Operating revenues
  Advertising revenue                             $    157,000    $    469,000         $    700,000     $   991,000
  Subscriber fees                                    1,106,000       2,606,000            4,247,000       4,988,000
  Other revenue                                         18,000          23,000               98,000          63,000
                                                ---------------  --------------     ----------------   -------------
       Total revenues                                1,281,000       3,098,000            5,045,000       6,042,000
                                                ---------------  --------------     ----------------   -------------

Operating expenses*
  Production and programming                         1,607,000       3,542,000            6,569,000       7,233,000
  Selling and marketing                                460,000       1,219,000            1,760,000       2,183,000
  New business development                             572,000         700,000            1,001,000         798,000
  General and administrative                           434,000         684,000            1,128,000       1,245,000
                                                ---------------  --------------     ----------------   -------------
       Total operating expenses                      3,073,000       6,145,000           10,458,000      11,459,000
                                                ---------------  --------------     ----------------   -------------

              Operating loss                      $ (1,792,000)   $ (3,047,000)        $ (5,413,000)    $(5,417,000)
                                                ===============  ==============     ================   =============

The Family Channel (UK)                           $   (773,000)   $ (2,347,000)        $ (2,841,000)    $(4,619,000)
The Family Channel De Las Americas                    (447,000)           -              (1,571,000)           -
New business development                              (572,000)       (700,000)          (1,001,000)       (798,000)
                                                ---------------  --------------     ----------------   -------------
              Operating loss                      $ (1,792,000)   $ (3,047,000)        $ (5,413,000)    $(5,417,000)
                                                ===============  ==============     ================   =============

- ---------------
*Includes depreciation and amortization:

Amortization of film rights
  Original programming                            $     50,000    $    164,000         $     147,00    $    443,000
  License agreements                                   748,000       1,057,000            3,054,000       2,190,000
                                                ---------------  --------------     ----------------   -------------
                                                       798,000       1,221,000            3,201,000       2,633,000
Depreciation and amortization
  of property and equipment
  and other assets                                       9,000          18,000               27,000          38,000
                                                ---------------  --------------     ----------------   -------------
                                                  $    807,000    $  1,239,000         $  3,228,000    $  2,671,000
                                                ===============  ==============     ================   =============

As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company sold its 61% interest in The Family Channel (UK).

The Family Channel De Las Americas, which was launched on July 1, 1995, is an advertiser-supported cable network that provides Spanish-language, family-oriented, entertainment programming as well as fitness programming in Mexico, Central America, and portions of South America to, at the current time, a limited number of subscribers. As a start-up operation, this network could generate significant losses for an extended period of time, and there can be no assurance that it will become profitable in the future.

In June 1995, the Company acquired a 33 1/3% interest in an entity which holds demand notes that are convertible into an 80% equity interest in China Entertainment Television Broadcast Limited. The Company's share of losses of this venture is reflected in the determination of other income and expense. See "Other Income and Expense Information".

PRODUCTION & DISTRIBUTION SEGMENT INFORMATION

The following table sets forth comparative information relating to the domestic and international operations of the Company's Production & Distribution business segment.


                                                       Three Months                                      Six Months
                                                      Ended June 30                                   Ended June 30
                                                      -------------                                   -------------
                                                 1996                 1995                       1996                 1995
                                                 ----                 ----                       ----                 ----
Operating revenues
  MTM Operations                               $ 13,339,000           $ 8,432,000          $ 26,387,000          $ 21,108,000
  UK Studio                                         338,000               794,000             1,561,000             2,134,000
                                             ---------------       ---------------        --------------       ---------------
       Total revenues                            13,677,000             9,226,000            27,948,000            23,242,000
                                             ---------------       ---------------        --------------       ---------------

Operating expenses*
  Production and programming                     14,322,000             9,681,000            27,563,000            22,272,000
  Selling and marketing                           2,462,000             2,083,000             4,717,000             4,458,000
  General and administrative                      1,237,000             1,052,000             3,133,000             1,816,000
  Amortization of goodwill                          456,000               465,000               915,000               930,000
                                             ---------------       ---------------        --------------       ---------------
       Total operating expenses                  18,477,000            13,281,000            36,328,000            29,476,000
                                             ---------------       ---------------        --------------       ---------------

        Operating loss                         $ (4,800,000)         $ (4,055,000)         $ (8,380,000)         $ (6,234,000)
                                             ===============       ===============        ==============       ===============

MTM Operations                                 $ (4,227,000)         $ (3,724,000)         $ (7,623,000)         $ (5,903,000)
Family Channel Pictures                            (480,000)                 -                 (617,000)                 -
UK Studio                                           (93,000)             (331,000)             (140,000)             (331,000)
                                             ---------------       ---------------        --------------       ---------------
        Operating loss                         $ (4,800,000)         $ (4,055,000)         $ (8,380,000)         $ (6,234,000)
                                             ===============       ===============        ==============       ===============


- ---------

*Includes depreciation and amortization:

Amortization of film rights
  Original programming                         $  10,886,000          $  6,698,000         $  14,127,000         $  15,950,000
  License agreements                               1,950,000             1,100,000             9,052,000             2,515,000
                                             ---------------       ---------------        --------------       ---------------
                                                  12,836,000             7,798,000            23,179,000            18,465,000
                                             ---------------       ---------------        --------------       ---------------
Depreciation and amortization
  of property and equipment,
  goodwill, and other assets
           MTM Operations                            589,000               499,000             1,160,000               997,000
           UK Studio                                  57,000               165,000               232,000               331,000
                                             ---------------       ---------------        --------------       ---------------
                                                     646,000               664,000             1,392,000             1,328,000
                                             ---------------       ---------------        --------------       ---------------
                                                $ 13,482,000           $ 8,462,000          $ 24,571,000          $ 19,793,000
                                             ===============       ===============        ==============       ===============


Operating revenue for MTM Operations increased $4,907,000 (or 58.2%) and $5,279,000 (or 25.0%) for the three and six month periods of June 30, 1996, respectively, as compared to the corresponding periods of the prior year. Operating revenues in 1996 were derived primarily from the syndication of the television series America's Funniest Home Videos and the production and licensing of the television series Home & Family, Orleans, and Pretender as well as the made-for-television movie Night of the Twisters. Operating revenues in 1995 were derived primarily from the production and licensing of the television series Christy and the made-for-television movie Face on a Milk Carton and the syndication of the television series Rescue 911.

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

Production and programming expense increased $4,641,000 (or 47.9%) and $5,291,000 (or 23.8%) for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the prior year. These increases are primarily attributable to amortization in 1996 of the television series America's Funniest Home Videos, Home & Family, Orleans, Pretender, and Sparks as well as the made-for-television movie Night of the Twisters as compared to the amortization of the television series Christy and Rescue 911 as well as the made-for-television movie Face on a Milk Carton in 1995.

The Company's Production & Distribution business has increased its production of original programming for license to the major broadcast networks, syndication to local broadcast stations, distribution in the international marketplace, or license to The Family Channel. The production costs of these original programs represent a substantial investment. Recoverability of this investment is dependent upon, among other factors, the ratings success of these programs.

Selling and marketing expense increased $379,000 (or 18.2%) and $259,000 (or 5.8%) for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the prior year.

General and administrative expense increased $185,000 (or 17.6%) and $1,317,000 (or 72.5%) for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the prior year. This increase is due to increased personnel and occupancy costs and the creation of a music publishing division and Family Channel Pictures.

Family Channel Pictures has co-produced a theatrical motion picture which is expected to be released in 1996. The Company's share of the production costs of this film amounted to approximately $6,000,000 for which the Company received the domestic distribution rights. Additional costs for prints and advertising will be incurred in connection with the release of this film. Recoverability of the aggregate costs of this theatrical motion picture will be dependent upon a variety of factors, including the domestic box office results as well as revenues generated from pay-per-view, home video, and licensing to The Family Channel as well as others.

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

As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company sold the UK Studio.

LIVE ENTERTAINMENT SEGMENT INFORMATION

The following table sets forth comparative information relating to the operations of the Company's Live Entertainment business segment.

                                                        Three Months                                       Six Months
                                                        Ended June 30                                   Ended June 30
                                                        -------------                                   -------------
                                                  1996                 1995                       1996                 1995
                                                  ----                 ----                       ----                 ----
Operating revenues                           $  1,953,000          $  2,123,000              $  2,996,000          $  3,230,000
                                           ---------------        --------------           ---------------        --------------
Operating expenses*
  Production and programming                    1,955,000             1,713,000                 3,817,000             3,327,000
  Selling and marketing                           354,000               269,000                   597,000               503,000
  New business development                           -                  723,000                      -                  723,000
  General and administrative                      256,000               212,000                   575,000               434,000
  Amortization of goodwill                        149,000               254,000                   299,000               404,000
                                           ---------------        --------------           ---------------        --------------
       Total operating expense                  2,714,000             3,171,000                 5,288,000             5,391,000
                                           ---------------        --------------           ---------------        --------------

        Operating loss                       $   (761,000)         $ (1,048,000)             $ (2,292,000)         $ (2,161,000)
                                           ===============        ==============           ===============        ==============


- -----------
*Includes depreciation and amortization:


 Depreciation and amortization
  of property and equipment,
  goodwill, and other assets                 $    351,000          $    497,000              $    732,000          $    767,000
                                           ===============        ==============           ===============        ==============


The results of the Company's Live Entertainment business are subject to seasonal fluctuations. Operating revenues and, accordingly, operating income are usually higher during the summer and during holiday vacation periods, such as Christmas.

New business development in 1995 related to expenses associated with the operation of the Ice Capades. The Company sold its interest in the Ice Capades on December 31, 1995.

The live musical variety shows, located in Myrtle Beach, South Carolina, operated within the Company's Live Entertainment business segment have sustained operating losses since their acquisition in December 1993. In addition, during 1995, the Company opened a new musical venue, located in Charleston, South Carolina. As a start-up operation, this new venue could generate significant losses for an extended period of time.

Future results of operations of the Company's Live Entertainment business are primarily dependent upon, among other factors, (i) achieving sufficient attendance, (ii) the ability to raise ticket prices without adversely affecting attendance, (iii) opportunities to secure talent at a reasonable cost, and (iv) increased competition in the Myrtle Beach market. There can be no assurance that the Company's Live Entertainment business will become profitable in the future.

OTHER INCOME AND EXPENSE INFORMATION

Investment income increased to $1,355,000 for the second quarter of 1996 from $202,000 for the second quarter of 1995, an increase of $1,153,000. Investment income increased to $2,246,000 for the six months ended June 30, 1996, from $594,000 for the six months ended June 30, 1995, an increase of $1,652,000. These increases are primarily attributable to the profit of $1,090,000 related to the sale of a portion of the Company's investment in a certain media enterprise during the second quarter of 1996.

Total interest expense decreased to $2,894,000 for the second quarter of 1996 from $3,264,000 for the second quarter of 1995, a decrease of $370,000 (or 11.3%). This decrease was primarily attributable to the effect of lower interest rates during the second quarter of 1996 as compared to the second quarter of 1995. Total interest expense increased to $6,533,000 for the first six months of 1996 from $6,444,000 for the first six months of 1995, an increase of $89,000 (or 1.4%). This increase was attributable to increased borrowings, net of the effect of lower interest rates, during the first six months of 1996 as compared to the first six months of 1995.

Prior to April 22, 1996, minority interests were primarily attributable to a minority partner's 39% interest in The Family Channel (UK). On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel
(UK). The minority partner's 39% share of the net loss resulting from the operations of The Family Channel (UK), through the date of sale, amounted to $393,000 and $1,419,000 for the three and six month periods ended June 30, 1996, respectively, as compared to $1,135,000 and $2,108,000 for the corresponding periods of the prior year.

As described in Note C of Notes to Consolidated Financial Statements, on April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate the FiT TV cable network. The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership, since its formation on April 30, 1996, amounted to $280,000 for the three and six month periods ended June 30, 1996.

As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to a related party. This sale resulted in a gain on disposition of assets amounting to $13,685,000 for the three and six month periods ended June 30, 1996.

Other investments include investments in and advances to affiliates and others. Management of the Company periodically reviews the recoverability of these investments and records allowances against their carrying value, as appropriate, based on the operations of the entities and other factors. Other expense of $5,251,000 in 1996 is composed of such adjustments, including an adjustment of $2,750,000 relating to the Company's investment in China Entertainment Television Broadcast Limited which, as a start-up operation, could generate significant losses for an extended period of time, and there can be no assurance that it will become profitable in the future.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Management periodically reviews and revises its estimates of future airings and revenues for film rights, as necessary, which may result in revised amortization rates for film rights and, when applicable, write-downs to net realizable value. Net income in future periods is affected by the Company's amortization of its film rights and may be significantly affected by the periodic adjustments in such amortization.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 annual meeting of IFE's shareholders was held on May 22, 1996. As described in the Company's Proxy Statement, dated April 19, 1996, three matters were submitted to the shareholders at the annual meeting:

         (i)     the election of six directors;

         (ii) the ratification of an amendment (the "Stock Plan Amendment") to the International Family Entertainment, Inc. Stock Incentive Plan (a) increasing the number of shares of Class B Common Stock which may be issued thereunder from 4,325,000 shares to 6,200,000 shares, (b) limiting any future awards related to such increase in shares to grants of stock options with an exercise price not less than the fair market value of the underlying stock on the date of the grant, and (c) limiting to 1,000,000 the aggregate number of shares of Class B Common Stock underlying options that may be granted to any individual in any calendar year; and

         (iii) the ratification of KPMG Peat Marwick LLP as IFE's independent auditors for the year 1996.

The number of votes cast for and against each proposal and the number of abstentions are reported below. Holders of Class A Common Stock are entitled to ten votes per share and holders of Class B Common Stock are entitled to one vote per share.

Election of Directors. Three nominees stood for election by the holders of the Class A Common Stock, voting separately as a class, to serve as directors until the 1997 annual meeting of shareholders. Each nominee was elected. The voting results for each nominee were as follows:

                                                                               VOTES
          NOMINEE                                 FOR                         AGAINST             ABSTAIN
          -------                                 ---                         -------             -------
M.G. "Pat" Robertson                           50,000,000                        0                   0
Timothy B. Robertson                           50,000,000                        0                   0
Louis A. Isakoff                               50,000,000                        0                   0

Three nominees stood for election by the holders of the Class B Common Stock, voting separately as a class, to serve as directors until the 1997 annual meeting of shareholders. Each nominee was elected. The voting results for each nominee were as follows:


                                                                         VOTES
          NOMINEE                                 FOR                   AGAINST                       ABSTAIN
          -------                                 ---                  -------                        -------
William A. Armstrong                           24,728,747              5,168,629                         0
Lowell W. Morse                                24,727,122              5,170,254                         0
Robert M. Wallace                              24,606,372              5,291,004                         0

Ratification of the Stock Plan Amendment. The Stock Plan Amendment was ratified by the holders of the Class A Common Stock and the Class B Common Stock voting together as a single class. The votes cast for, against, or abstaining from ratification of the Stock Plan Amendment were as follows:
67,457,211 for; 10,982,844 against; and 99,743 abstain.

Ratification of the Appointment of Independent Auditors. The appointment of KPMG Peat Marwick LLP as IFE's independent auditors for the year 1996 was ratified by the holders of the Class A Common Stock and the Class B Common Stock voting together as a single class. The votes cast for, against, or abstaining from ratification of KPMG Peat Marwick LLP were as follows:
79,884,560 for; 6,769 against; and 6,047 abstain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

   Exhibit No.                                   Description
   -----------                                   -----------
    10.1             Employment Agreement, effective as of March 6, 1995, between the Company and Anthony D. Thomopoulos, executed on May 15, 1996.

    10.2             International Family Entertainment, Inc. Stock Incentive Plan, as amended
                     (previously filed as Appendix 2 to the Company's definitive Proxy Statement dated April 19, 1996, and incorporated by reference herein).

    10.3             Agreement between International Family Entertainment, Inc. and Flextech plc,
                     dated as of March 20, 1996, for the sale and purchase of shares in International
                     Family Entertainment UK (previously filed as Exhibit 2.1 to the Company's
                     Current Report on Form 8-K dated April 22, 1996, and incorporated by reference herein).

    10.4             Agreement between International Family Entertainment, Inc. and Flextech plc,
                     dated as of March 20, 1996, for the sale and purchase of shares in TVS Television
                     Limited (previously filed as Exhibit 2.2 to the Company's Current Report on
                     Form 8-K dated April 22, 1996, and incorporated by reference herein).

    10.5             Shareholders Agreement in relation to Flextech plc, dated as of March 20, 1996, between International Family Entertainment, Inc. and Tele-Communications
                     International, Inc (previously filed as Exhibit 2.3 to the Company's Current
                     Report on Form 8-K dated April 22, 1996, and incorporated by reference herein).

    27               Financial Data Schedule (for SEC use only).

(b)   Reports on Form 8-K (filed during the second quarter of 1996):

         Current Report on Form 8-K which reported an event under Item 2 that occurred on April 22, 1996, relating to the Company's sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to Flextech plc, was filed in May 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1996


                                        INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                                                         (Registrant)


                                           By:   /s/ Larry W. Dantzler
                                                -------------------------------
                                                 Larry W. Dantzler,
                                                 Senior Vice President
                                                 and Chief Financial Officer

                                 EXHIBIT INDEX




EXHIBIT NO.                                 DESCRIPTION
- -----------                                 -----------
   10.1          Employment Agreement, effective as of March 6, 1995, between the Company and Anthony D. Thomopoulos, executed May 15, 1996.

   10.2          International Family Entertainment, Inc. Stock Incentive Plan, as
                 amended (previously filed as Appendix 2 to the Company's definitive
                 Proxy Statement dated April 19, 1996, and incorporated by reference herein).

   10.3          Agreement between International Family Entertainment, Inc. and
                 Flextech plc, dated as of March 20, 1996, for the sale and purchase of shares in International Family Entertainment UK (previously filed as
                 Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                 April 22, 1996, and incorporated by reference herein).

   10.4          Agreement between International Family Entertainment, Inc. and
                 Flextech plc, dated as of March 20, 1996, for the sale and purchase of shares in TVS Television Limited (previously filed as Exhibit 2.2 to the
                 Company's Current Report on Form 8-K dated April 22, 1996, and incorporated by reference herein).

   10.5          Shareholders Agreement in relation to Flextech plc, dated as of
                 March 20, 1996, between International Family Entertainment, Inc. and
                 Tele-Communications International, Inc. (previously filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated April 22, 1996, and incorporated by reference herein).

   27            Financial Data Schedule (for SEC use only).