Form 10-Q
period 1996-09-30
INTERNATIONAL FAMILY ENTERTAINMENT INC
filed 1996-11-12
CIK 884506

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996.

/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ________________ to ______________


                          COMMISSION FILE NO. 1-11121

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                     54-1522360
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

2877 GUARDIAN LANE, VIRGINIA BEACH, VIRGINIA                23452
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


As of November 1, 1996, there were outstanding 5,000,000 shares of the Registrant's Class A Common Stock, par value $.01 per share, convertible (the "Class A Common Stock"); 32,787,038 shares of the Registrant's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"); and 7,088,732 shares of the Registrant's Class C Common Stock, par value $.01 per share, non-voting and convertible (the "Class C Common Stock" and, together with the Class A Common Stock and Class B Common Stock, the "Common Stock").

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                               INDEX TO FORM 10-Q

               For the quarterly period ended September 30, 1996


                                                                      Page No.
                                                                     ---------
Part I - Financial Information
------------------------------

Item 1. Financial Statements:

         Consolidated Balance Sheets -
           September 30, 1996 and December 31, 1995                      3

         Consolidated Statements of Operations -
           For the Three Months Ended September 30, 1996 and 1995        5

         Consolidated Statements of Operations -
           For the Nine Months Ended September 30, 1996 and 1995         6

         Consolidated Statements of Cash Flows -
           For the Nine Months Ended September 30, 1996 and 1995         7

         Notes to Consolidated Financial Statements                      8

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                12


Part II - Other Information
---------------------------


Item 6. Exhibits and Reports on Form 8-K                                25

Other items in Part II have been omitted because they are not applicable for the quarterly period ended September 30, 1996.

Part I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                     ASSETS

                                                                    September 30      December 31
                                                                        1996              1995
                                                                        ----              ----
Current assets
   Cash and cash equivalents                                       $   8,545,000     $  32,865,000
   Investment in marketable securities                                 9,220,000         8,290,000
   Accounts receivable, net of allowances of
        $5,344,000 and $5,780,000                                     91,828,000        95,699,000
   Film rights, current portion                                      116,483,000        56,355,000
   Prepaid expenses and other                                          7,873,000        11,511,000
                                                                  ---------------   ---------------
      Total current assets                                           233,949,000       204,720,000

Property and equipment, net of accumulated
     depreciation and amortization of
     $27,944,000 and $23,831,000                                      63,324,000        73,028,000
Film rights                                                          108,888,000       105,094,000
Long-term accounts receivable, net of allowances of
      $2,205,000 and $520,000                                         21,324,000        24,754,000
Investment in equity securities - related party                       35,458,000              -
Other investments, net                                                14,331,000        16,575,000
Goodwill, net of accumulated amortization of
      $8,381,000 and $6,552,000                                       52,966,000        54,795,000
Other assets                                                           1,982,000         2,461,000
                                                                  ---------------   ---------------

                                                                   $ 532,222,000     $ 481,427,000
                                                                  ===============   ===============


                                  (continued)



         See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Balance Sheets, continued
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     September 30          December 31
                                                                         1996                  1995
                                                                         ----                  ----
Current liabilities
   Accounts payable                                                 $  9,958,000           $ 14,598,000
   Accrued liabilities                                                15,361,000             13,121,000
   Accrued participations and residuals                                9,681,000             11,615,000
   Current portion of film rights payable                             49,927,000             38,161,000
   Current maturities of debt                                            209,000                181,000
   Income taxes payable                                                3,249,000                   -
   Current portion of deferred income taxes                            2,516,000                611,000
   Deferred income                                                     8,017,000              5,891,000
                                                                   --------------         --------------
      Total current liabilities                                       98,918,000             84,178,000

Film rights payable                                                   47,933,000             32,714,000
Long-term debt                                                       140,740,000            153,752,000
Accrued interest - related party                                         286,000                327,000
Convertible Notes - related party                                     23,000,000             23,000,000
Deferred income taxes                                                 10,062,000              2,676,000
Other liabilities, including participations and residuals             13,518,000             10,347,000
Minority interests                                                     2,419,000              3,130,000
Commitments and contingencies (Note G)
Stockholders' equity
   Class A Common Stock, $.01 par value, convertible,
      10,000,000 shares authorized, 5,000,000
      shares issued and outstanding                                      143,000                143,000
   Class B Common Stock, $.01 par value,
      100,000,000 shares authorized, 32,788,662 and
      33,039,831 shares issued and outstanding                       101,486,000            104,886,000
   Class C Common Stock, $.01 par value, convertible,
      20,000,000 shares authorized, 7,088,732
      shares issued and outstanding                                   50,717,000             50,717,000
   Unearned compensation - Stock Plan                                   (777,000)            (1,697,000)
   Cumulative foreign currency translation adjustment                    (59,000)               665,000
   Unrealized gain (loss) on investments in securities                   484,000               (373,000)
   Retained earnings                                                  43,352,000             16,962,000
                                                                   --------------         --------------
      Total stockholders' equity                                     195,346,000            171,303,000
                                                                   --------------         --------------

                                                                    $532,222,000           $481,427,000
                                                                   ==============         ==============



         See accompanying notes to consolidated financial statements.

                   INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                               Three Months
                                                                            Ended September 30
                                                                            ------------------
                                                                        1996                   1995
                                                                        ----                   ----
Operating revenues                                                   $78,661,000            $77,962,000
                                                                    -------------          -------------
Operating expenses
   Production and programming                                         43,566,000             42,727,000
   Selling and marketing                                              11,363,000             14,524,000
   New business development                                              412,000              2,132,000
   General and administrative                                          6,936,000              6,119,000
   Amortization of goodwill                                              615,000                683,000
                                                                    -------------          -------------
      Total operating expenses                                        62,892,000             66,185,000
                                                                    -------------          -------------

      Operating income                                                15,769,000             11,777,000
                                                                    -------------          -------------

Other income (expense)
   Investment income                                                     207,000                992,000
   Interest expense - related parties                                   (336,000)              (549,000)
   Interest expense - other                                           (2,556,000)            (2,672,000)
   Minority interests in losses                                          301,000              1,350,000
   Other income (expense), net                                          (624,000)               150,000
                                                                    -------------          -------------
      Total other (expense)                                           (3,008,000)              (729,000)
                                                                    -------------          -------------

      Income before income taxes                                      12,761,000             11,048,000

Provision for income taxes                                            (5,534,000)            (4,818,000)
                                                                    -------------          -------------

      Net income                                                       7,227,000              6,230,000

Dividend requirement on Preferred Stock in 1995                             -                  (541,000)
                                                                    -------------          -------------

      Net income available for Common Stock                          $ 7,227,000            $ 5,689,000
                                                                    =============          =============



Primary and fully diluted earnings per common share                        $0.15                  $0.14
                                                                    =============          =============

Primary and fully diluted average common and
   common equivalent shares                                           48,058,250             43,007,123
                                                                    =============          =============



         See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                               Nine Months
                                                                            Ended September 30
                                                                            ------------------
                                                                        1996                  1995
                                                                        ----                  ----
Operating revenues                                                  $228,626,000           $202,825,000
                                                                   --------------         --------------
Operating expenses
   Production and programming                                        116,663,000            107,417,000
   Selling and marketing                                              42,952,000             41,805,000
   New business development                                            1,503,000              5,087,000
   General and administrative                                         21,742,000             18,265,000
   Amortization of goodwill                                            1,829,000              2,017,000
                                                                   --------------         --------------
      Total operating expenses                                       184,689,000            174,591,000
                                                                   --------------         --------------

      Operating income                                                43,937,000             28,234,000
                                                                   --------------         --------------

Other income (expense)
   Investment income                                                   2,453,000              1,586,000
   Interest expense - related parties                                 (1,270,000)            (1,578,000)
   Interest expense - other                                           (8,155,000)            (8,087,000)
   Minority interests in losses                                        2,002,000              3,458,000
   Gain on disposition of assets - related party                      13,685,000                   -
   Other expense, net                                                 (5,875,000)              (345,000)
                                                                   --------------         --------------
      Total other income (expense)                                     2,840,000             (4,966,000)
                                                                   --------------         --------------

      Income before income taxes                                      46,777,000             23,268,000

Provision for income taxes                                           (20,387,000)            (9,910,000)
                                                                   --------------         --------------

      Net income                                                      26,390,000             13,358,000

Dividend requirement on Preferred Stock in 1995                             -                (1,623,000)
                                                                   --------------         --------------

      Net income available for Common Stock                         $ 26,390,000           $ 11,735,000
                                                                   ==============         ==============



Primary and fully diluted earnings per common share                        $0.56                  $0.29
                                                                   ==============         ==============

Primary and fully diluted average common and
   common equivalent shares                                           48,013,205             43,168,462
                                                                   ==============         ==============



         See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                Nine Months
                                                                             Ended September 30
                                                                             ------------------
                                                                        1996                   1995
                                                                        ----                   ----
Cash flows from operating activities
   Net income                                                       $ 26,390,000           $ 13,358,000
                                                                   --------------         --------------
   Adjustments to reconcile net income to
      net cash provided by operating activities
         Amortization of film rights                                  92,653,000             81,609,000
         Depreciation and amortization of property and
            equipment, goodwill, and other assets                      8,426,000              7,881,000
         Allowances against investments                                5,541,000                   -
         Minority interests in losses                                 (2,002,000)            (3,458,000)
         Gain on sale of marketable securities                        (1,752,000)                  -
         Gain on disposition of assets - related party               (13,685,000)                  -
         Compensation - Stock Plan                                       496,000              1,153,000
         Deferred income tax expense                                   8,194,000              4,028,000
         Changes in assets and liabilities, net of effect
              of 1996 disposition and 1995 acquisition                (3,287,000)           (21,409,000)
                                                                   --------------         --------------
                 Total adjustments                                    94,584,000             69,804,000
                                                                   --------------         --------------
      Net cash provided by operating activities                      120,974,000             83,162,000
                                                                   --------------         --------------

Cash flows from investing activities
   Acquisitions of original programming                              (87,386,000)           (32,214,000)
   Cash paid for acquisition in 1995                                        -                (8,310,000)
   Other investments, including advances                             (16,002,000)                  -
   Repayment of advances                                              12,494,000                   -
   Purchases of marketable securities                                       -                  (730,000)
   Sales of marketable securities                                      4,865,000                788,000
   Additions to property and equipment                                (8,054,000)            (6,855,000)
                                                                   --------------         --------------
      Net cash used in investing activities                          (94,083,000)           (47,321,000)
                                                                   --------------         --------------

Cash flows from financing activities
   Payments on film rights                                           (37,998,000)           (48,672,000)
   Proceeds from debt issuances                                       24,150,000             35,150,000
   Principal payments on debt                                        (37,134,000)           (19,400,000)
   Cash provided by minority partners                                  3,000,000              3,963,000
   Payment of Preferred Stock dividends                                     -                (2,191,000)
   Repurchases of Class B Common Stock                                (2,976,000)           (14,272,000)
                                                                   --------------         --------------
      Net cash used in financing activities                          (50,958,000)           (45,422,000)
                                                                   --------------         --------------

Effect of foreign currency rate changes                                 (253,000)              (106,000)
                                                                   --------------         --------------

Decrease in cash and cash equivalents                                (24,320,000)            (9,687,000)

Cash and cash equivalents at beginning of period                      32,865,000             38,716,000
                                                                   --------------         --------------

Cash and cash equivalents at end of period                          $  8,545,000           $ 29,029,000
                                                                   ==============         ==============



         See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements
                               September 30, 1996
                                  (Unaudited)

NOTE A - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of International Family Entertainment, Inc. (together with its consolidated subsidiaries "IFE" or the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1996. These interim consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Certain amounts have been reclassified for comparability with the 1996 financial statement presentation.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

For the three and nine months ended September 30, 1996 and 1995, primary and fully diluted earnings per common share were computed by increasing net income available for Common Stock by the interest on the Convertible Notes, net of related tax effect, and dividing the result by the average number of common and common equivalent shares outstanding during such periods.

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

On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel (UK) to Flextech, as described in Note F.

The minority partner's share of the net loss resulting from the operations of The Family Channel (UK), through the date of sale, amounted to $1,419,000 for 1996. The minority partner's share amounted to $1,350,000 and $3,458,000 for the three and nine month periods ended September 30, 1995, respectively.

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

The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership, since its formation on April 30, 1996, is reflected in the accompanying Consolidated Statements of Operations. The minority partners' combined 20% share of the net loss of FiT TV amounted to $301,000 and $581,000 for the three and nine month periods ended September 30, 1996, respectively.

NOTE D - CAPITAL STOCK

On December 15, 1995, the Company and the holder of the 10% Convertible Cumulative Preferred Stock (the "Preferred Stock") entered into an exchange agreement (the "Exchange Agreement") whereby the holder of the Preferred Stock (which is also the holder of the Convertible Notes) agreed to (i) exchange its holdings of all of the Preferred Stock for shares of Class B Common Stock, (ii) exchange all of its holdings of Class B Common Stock (including the shares of Class B Common Stock received in exchange for the Preferred Stock) for an equal number of shares of non-voting Class C Common Stock, (iii) amend the terms of the Convertible Notes to provide, among other things, for conversion of such notes into shares of non-voting Class C Common Stock in lieu of shares of Class B Common Stock and for the elimination of provisions which required the Company to issue Class C Common Stock in the event of the occurrence of certain payment defaults, and (iv) amend the terms of certain other agreements, including the shareholder agreement among the Company and certain of its principal shareholders. Prior to the consummation of the Exchange Agreement on December 15, 1995, the Preferred Stock was entitled to a dividend at an annual rate of 10% of the $22,000,000 original liquidation preference, payable semiannually in January and July.

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

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE E - SUPPLEMENTAL CASH FLOW INFORMATION

Total interest costs paid were approximately $7,825,000 and $8,543,000 during the nine months ended September 30, 1996 and 1995, respectively. Income taxes paid during the nine months ended September 30, 1996 and 1995 were approximately $8,617,000 and $7,353,000, respectively.

Non-cash investing and financing activities included the acquisition of film rights under license agreements which aggregated approximately $66,066,000 and $26,700,000 for the nine months ended September 30, 1996 and 1995, respectively. Non-cash investing and financing activities during the nine months ended September 30, 1995 also included approximately $7,140,000 of liabilities assumed in the acquisition of the Ice Capades and a non-cash purchase of property and equipment under a capital lease amounting to $5,000,000.

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

As consideration for this transaction, the Company received pound sterling 3,000,000 (approximately $4,600,000) in cash and 5,792,008 shares of Flextech's convertible, redeemable, non-voting common stock. This common stock is convertible, under certain circumstances, beginning in June 1997 at the Company's option, into Flextech's voting ordinary shares which are listed on the London Stock Exchange. The underlying market value of the voting ordinary shares as of the date of the agreement was $46,100,000. The shares were recorded, for financial statement purposes, at approximately pound sterling 23,000,000 ($35,457,000 based on the exchange rate on the date of closing), which reflects a discount determined by an independent valuation to allow for the lack of marketability during the required holding period.

The Company received the right to "put" its holdings of Flextech's non-voting stock to TCI International, beginning in June 1997 (if the shares do not first become convertible). Upon exercise of the put, TCI International has the option of redeeming the stock for cash at the then-market value of Flextech's voting ordinary shares. If the shares are not redeemed for cash, the Company has the option of either (i) converting 50% of the shares on a share-for-share basis into Flextech's voting ordinary shares and 50% of the shares into common stock of the same value of TCI International, or (ii) converting 100% of the shares into common stock of the same value of TCI International.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company has commitments under program contracts for film rights related to the production, exhibition, or distribution of programming which was not available as of September 30, 1996. The unpaid balance under program contracts for film rights (as well as the aggregate future estimated payments of accrued participations and residuals) related to the production, exhibition, or distribution of programming that was available as of September 30, 1996 is reflected as a liability in the accompanying consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE G - COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company has guaranteed a $12,000,000 bank credit facility for a certain sports marketing enterprise in which the Company holds convertible notes. These notes will be convertible, beginning in 1998, at the option of the Company, into a majority interest in such enterprise.

The Company is party to a memorandum of understanding regarding the formation of a joint venture to operate and distribute satellite-delivered television programming services in Mexico, Central America, and South America. The Company has agreed to make an initial cash contribution of $5,200,000 and to contribute certain assets of The Family Channel De Las Americas (subject to the joint venture's assumption of related liabilities) in exchange for a 50% interest in the joint venture. It is intended that the joint venture will launch at least three advertiser-supported, satellite-delivered television programming services in 1997. The formation of this joint venture is subject to, among other things, the negotiation and execution of a definitive joint venture agreement and there can be no assurance that the parties will be able to reach a final agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains forward-looking statements which are subject to risks and uncertainties. Accordingly, the Company's actual results could differ materially from those anticipated in these forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect management's analysis only as of the date hereof.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION

Film Rights

The Company produces, acquires, and distributes a variety of programs, including original series, specials, and movies, as well as syndicated programs originally broadcast by others, to be aired on the Company's cable networks, or to be licensed to others. Film rights (including the current portion) were $225,371,000 at September 30, 1996 as compared to $161,449,000 at December 31,
1995, an increase of $63,922,000.  This increase is primarily attributable to
(i) the acquisition of domestic distribution rights to Dr. Quinn, Medicine Woman, (ii) production of programs, such as The Pretender, for the major broadcast networks and international distribution, (iii) production of The Cape for domestic and international distribution, and (iv) programming produced for The Family Channel, such as Panic in the Skies and Apollo 11.

Common Stock Repurchases

During the nine months ended September 30, 1996, the Company repurchased 225,994 shares of Class B Common Stock for $2,976,000 (an average price of $13.17 per share). These repurchases were funded from available cash and cash equivalents. It is expected that any further repurchases of Class B Common Stock will also be funded from available cash and cash equivalents or will be funded from bank borrowings.

Investment in Equity Securities - Related Party

As described in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to Flextech. This sale was primarily a non-cash transaction in which the Company received 5,792,008 shares of Flextech's non-voting stock. The Company received the right to "put" its holdings of Flextech's non-voting stock to TCI International, under certain circumstances, beginning in June 1997. Upon exercise of the put, TCI International has the option of redeeming the stock for cash at the then-market value of Flextech's voting ordinary shares. If the shares are not redeemed for cash, the Company has the option of either (i) converting 50% of the shares on a share-for-share basis into Flextech's voting ordinary shares and 50% of the shares into common stock of the same value of TCI International, or (ii) converting 100% of the shares into common stock of the same value of TCI International.

Liquidity

As of September 30, 1996, the Company had cash and cash equivalents of $8,545,000, and borrowings available from banks of $131,000,000. The Company believes that funds from operations, borrowings available from banks, and existing cash balances and investments will provide adequate sources of short-term and long-term liquidity for its current operations, including the operations of FiT TV and the international networks, as well as payments for film rights. However, the Company may pursue additional capital-raising activities if it believes that market conditions or acquisition opportunities warrant such activities.

The Company expects that the total amount to be spent on programming for 1996 will substantially exceed the total amount for 1995. A significant portion of the Company's film rights are currently acquired from others and there can be no assurance that the Company will be able to acquire such rights at a comparable cost in the future.

The Company has guaranteed a $12,000,000 bank credit facility for a certain sports marketing enterprise in which the Company holds convertible notes.
These notes will be convertible, beginning in 1998, at the option of the Company, into a majority interest in such enterprise. If the Company becomes obligated under this guarantee, it is expected that any such obligation will be funded from available cash and cash equivalents or from bank borrowings.

Future Opportunities

The Company has explored and continues to explore opportunities to develop international versions of The Family Channel's or FiT TV's programming concepts through the acquisition or development of cable networks and other distribution outlets in foreign countries. The Company is also exploring the possibility of launching additional domestic cable networks or pay-per-view services and, from time to time, considers the acquisition of other television programming distribution and production companies, entertainment companies, and film libraries.

As discussed in Note G of Notes to Consolidated Financial Statements, the Company is party to a memorandum of understanding regarding the formation of a joint venture to operate and distribute satellite-delivered television programming services in Mexico, Central America, and South America.

The Company cannot estimate with any degree of certainty the amount of expenditures it may make in the future in connection with such investments and acquisitions; although, if many of the Company's plans in this regard materialize, such expenditures could be substantial. The Company anticipates funding such investments and acquisitions from internally generated cash flow, additional borrowings, or additional issuances of Class B Common Stock.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

GENERAL

The Company operates in three business segments: the operation of advertiser-supported cable networks ("Cable Networks"), the production and distribution of entertainment programming ("Production & Distribution"), and the production of live musical variety shows ("Live Entertainment").

Within the Cable Networks business segment, the Company operated four advertiser-supported, satellite-delivered cable television networks: The Family Channel, which provides family-oriented entertainment and informational programming; FiT TV, which provides healthy lifestyle and fitness programming; The Family Channel (UK), which provided family-oriented entertainment programming to the United Kingdom, until sold on April 22, 1996; and The Family Channel De Las Americas, launched on July 1, 1995, which provides Spanish-language, family-oriented entertainment programming, as well as fitness programming, to Mexico, Central America, and portions of South America.

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

                                          Three Months                          Nine Months
                                       Ended September 30                    Ended September 30
                                       ------------------                    ------------------
                                      1996             1995                 1996             1995
                                      ----             ----                 ----             ----
Operating Revenues
   Cable Networks
      The Family Channel          $55,738,000      $45,192,000         $173,439,000     $138,279,000
      FiT TV                          956,000          660,000            3,260,000        2,078,000
      International Networks             -           3,183,000            5,045,000        9,225,000
      Intrasegment Eliminations      (166,000)         400,000             (638,000)         189,000
                                 -------------    -------------       --------------   --------------
                                   56,528,000       49,435,000          181,106,000      149,771,000

   Production & Distribution       22,512,000       27,057,000           50,460,000       50,299,000
   Live Entertainment               2,223,000        2,694,000            5,219,000        5,924,000
   Intersegment Eliminations       (2,602,000)      (1,224,000)          (8,159,000)      (3,169,000)
                                 -------------    -------------       --------------   --------------

                                  $78,661,000      $77,962,000         $228,626,000     $202,825,000
                                 =============    =============       ==============   ==============

Operating Income (Loss)
   Cable Networks
      The Family Channel          $23,279,000      $12,173,000         $ 69,413,000     $ 44,268,000
      FiT TV                       (1,253,000)      (1,334,000)          (4,007,000)      (3,748,000)
      International Networks       (2,113,000)      (4,196,000)          (7,526,000)      (9,613,000)
      Intrasegment Eliminations          -             243,000                 -             244,000
                                 -------------    -------------       --------------   --------------
                                   19,913,000        6,886,000           57,880,000       31,151,000

   Production & Distribution       (4,102,000)       6,480,000          (12,482,000)         246,000
   Live Entertainment                (339,000)      (1,443,000)          (2,631,000)      (3,604,000)
   Intersegment Eliminations          297,000         (146,000)           1,170,000          441,000
                                 -------------    -------------       --------------   --------------

                                  $15,769,000      $11,777,000         $ 43,937,000     $ 28,234,000
                                 =============    =============       ==============   ==============

Depreciation and Amortization
   Cable Networks
      The Family Channel          $18,591,000      $17,512,000         $ 56,168,000     $ 49,071,000
      FiT TV                          353,000          316,000            1,115,000          938,000
      International Networks        1,319,000        1,925,000            4,547,000        4,596,000
      Intrasegment Eliminations          -             157,000                 -             (55,000)
                                 -------------    -------------       --------------   --------------
                                   20,263,000       19,910,000           61,830,000       54,550,000

   Production & Distribution       22,208,000       16,102,000           46,779,000       35,895,000
   Live Entertainment                 352,000          469,000            1,084,000        1,236,000
   Intersegment Eliminations       (2,899,000)        (725,000)          (8,614,000)      (2,191,000)
                                 -------------    -------------       --------------   --------------

                                  $39,924,000      $35,756,000         $101,079,000     $ 89,490,000
                                 =============    =============       ==============   ==============

CABLE NETWORKS SEGMENT INFORMATION

THE FAMILY CHANNEL

The following table sets forth comparative information relating to the operations of The Family Channel.

                                                     Three Months                      Nine Months
                                                  Ended September 30               Ended September 30
                                                  ------------------               ------------------
                                               1996              1995             1996              1995
                                               ----              ----             ----              ----
Operating revenues
     Advertising revenue                    $30,377,000      $24,506,000      $ 97,696,000      $ 77,835,000
     Subscriber fees                         25,232,000       20,394,000        75,353,000        59,908,000
     Other revenue                              129,000          292,000           390,000           536,000
                                           -------------    -------------    --------------    --------------
           Total revenues                    55,738,000       45,192,000       173,439,000       138,279,000
                                           -------------    -------------    --------------    --------------

Operating expenses*
     Production and programming              20,809,000       18,674,000        62,142,000        52,720,000
     Selling and marketing                    8,469,000       11,095,000        31,272,000        30,224,000
     New business development                      -             655,000              -            1,828,000
     General and administrative               3,181,000        2,595,000        10,612,000         9,239,000
                                           -------------    -------------    --------------    --------------
          Total operating expenses           32,459,000       33,019,000       104,026,000        94,011,000
                                           -------------    -------------    --------------    --------------

           Operating income                 $23,279,000      $12,173,000      $ 69,413,000      $ 44,268,000
                                           =============    =============    ==============    ==============
----------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                  $ 7,767,000      $ 8,419,000      $ 23,354,000      $ 23,006,000
      License agreements                      9,007,000        7,505,000        27,534,000        21,496,000
                                           -------------    -------------    --------------    --------------
                                             16,774,000       15,924,000        50,888,000        44,502,000
Depreciation and amortization
     of property and equipment
     and other assets                         1,817,000        1,588,000         5,280,000         4,569,000
                                           -------------    -------------    --------------    --------------
                                            $18,591,000      $17,512,000      $ 56,168,000      $ 49,071,000
                                           -------------    -------------    --------------    --------------


Operating Revenues

Advertising revenue increased $5,871,000 (or 24.0%) for the third quarter of 1996 as compared to the third quarter of 1995. Advertising revenue increased $19,861,000 (or 25.5%) for the nine months ended September 30, 1996 over the nine months ended September 30, 1995. These increases in advertising revenue are attributable to increases in advertising rates, households reached, and ratings in 1996 as compared to 1995.

Subscriber fees increased $4,838,000 (or 23.7%) for the third quarter of 1996 over the third quarter of 1995. Subscriber fees increased $15,445,000 (or 25.8%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. These increases are primarily due to subscriber fee rate increases resulting from renewals of affiliation agreements (including the renewal of a long-term contract with a major cable operator at the beginning of 1996), rate increases in existing contracts, and the continuing growth of subscribers. During the first nine months of 1996, the average number of U.S. households reached by The Family Channel increased 5.7% to 65.0 million from 61.5 million for the first nine months of 1995. The average number of billed subscribers, including home television receive-only satellite dish subscribers, increased 5.6% to 61.9 million for the first nine months of 1996 from 58.6 million for the first nine months of 1995. The difference between total households reached and billed subscribers is attributable to a variety of factors, including cable service theft and sampling error inherent in projecting estimates.

The Family Channel currently reaches approximately 69% of all television households in the United States. The Company expects that cable television system penetration will continue to grow as cable operators construct new systems and extend existing cable television distribution facilities to new service areas, as well as the continued development of direct broadcast satellite and other alternative delivery services. These options may afford the Company additional opportunities to increase carriage of The Family Channel on cable systems or otherwise to increase the number of subscribers to The Family Channel, and thus have an impact on advertising and subscriber fee revenues. There can be no assurance, however, that these technological advances will be effected or that, if effected, they will have the anticipated beneficial impact on future results of operations. In addition, certain of these trends also have the potential to benefit competitors of the Company. Industry regulation may also have an impact on such trends.

Production and Programming Expense

Production and programming expense includes the amortization of film rights, the use of satellite transponders, and costs associated with engineering and technical support services. Production and programming expense increased $2,135,000 (or 11.4%) for the third quarter of 1996 as compared to the third quarter of 1995. Production and programming expense increased $9,422,000 (or 17.9%) for the nine months ended September 30, 1996 over the nine months ended September 30, 1995. These increases are primarily due to increases in the amortization of film rights. As a percentage of The Family Channel's total revenues, production and programming expense amounted to 37.3% and 35.8% for the three and nine month periods ended September 30, 1996, respectively, as compared with 41.3% and 38.1% for the corresponding periods of the prior year.

Selling and Marketing Expense

Selling and marketing expense includes costs associated with the sale of advertising time, the marketing of The Family Channel to cable operators, and advertising and promotion. Selling and marketing expense decreased $2,626,000 (or 23.7%) for the third quarter of 1996 as compared to the third quarter of 1995. This decrease is primarily attributable to decreased marketing expenditures during the third quarter of 1996 in anticipation of a major marketing campaign to be undertaken in the fourth quarter of 1996. For the nine months ended September 30, 1996, selling and marketing expense increased $1,048,000 (or 3.5%) over the nine months ended September 30, 1995. As a percentage of The Family Channel's total revenues, selling and marketing expense amounted to 15.2% and 18.0% for the three and nine month periods ended September 30, 1996, respectively, as compared with 24.6% and 21.9% for the corresponding periods of the prior year.

New Business Development Expense

New business development expense in 1995 was due to costs associated with the development of a program block centered around interactive game shows, which has since been discontinued.

General and Administrative Expense

General and administrative expense includes costs associated with the corporate, legal, finance, information services, and human resources divisions. General and administrative expense increased $586,000 (or 22.6%) for the third quarter of 1996 as compared to the third quarter of 1995. General and administrative expense increased $1,373,000 (or 14.9%) for the nine months ended September 30, 1996 over the nine months ended September 30, 1995. As a percentage of The Family Channel's total revenues, general and administrative expense amounted to 5.7% and 6.1% for the three and nine month periods ended September 30, 1996, respectively, as compared with 5.7% and 6.7% for the corresponding periods of the prior year.

Operating Income

Operating income increased $11,106,000 (or 91.2%) for the third quarter of 1996 as compared to the third quarter of 1995. Operating income increased $25,145,000 (or 56.8%) for the nine months ended September 30, 1996 over the nine months ended September 30, 1995. As a percentage of The Family Channel's total revenues, operating income increased to 41.8% and 40.0% for the three and nine month periods ended September 30, 1996, respectively, as compared with 26.9% and 32.0% for the corresponding periods of the prior year.

Operating income before depreciation and amortization of property and equipment and other assets increased $11,335,000 (or 82.4%) for the third quarter of 1996 as compared to the third quarter of 1995. During the nine months ended September 30, 1996, operating income before depreciation and amortization of property and equipment and other assets increased $25,856,000 (or 52.9%) over the nine months ended September 30, 1995. As a percentage of The Family Channel's total revenues, operating income before depreciation and amortization of property and equipment and other assets for the three and nine month periods ended September 30, 1996 increased to 45.0% and 43.1%, respectively, as compared to 30.5% and 35.3% for the corresponding periods of the prior year.

FiT TV

The following table sets forth comparative information relating to the operations of the FiT TV cable network.


                                                             Three Months                        Nine Months
                                                          Ended September 30                 Ended September 30
                                                          ------------------                 ------------------
                                                          1996            1995               1996            1995
                                                          ----            ----               ----            ----
Operating revenues
     Advertising revenue                             $   602,000     $   380,000         $ 1,857,000     $   939,000
     Merchandise revenue                                 354,000         280,000           1,403,000       1,139,000
                                                    -------------   -------------       -------------   -------------
           Total revenues                                956,000         660,000           3,260,000       2,078,000
                                                    -------------   -------------       -------------   -------------

Operating expenses*
     Production and programming                          896,000         854,000           2,746,000       2,549,000
     Selling and marketing                               770,000         671,000           2,878,000       2,075,000
     New business development                             42,000           9,000             150,000          28,000
     General and administrative                          501,000         460,000           1,493,000       1,174,000
                                                    -------------   -------------       -------------   -------------
          Total operating expenses                     2,209,000       1,994,000           7,267,000       5,826,000
                                                    -------------   -------------       -------------   -------------

           Operating loss                            $(1,253,000)    $(1,334,000)        $(4,007,000)    $(3,748,000)
                                                    =============   =============       =============   =============

------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                           $   345,000     $   313,000         $ 1,092,000     $   931,000
      License agreements                                    -               -                   -               -
                                                    -------------   -------------       -------------   -------------
                                                         345,000         313,000           1,092,000         931,000
                                                    -------------   -------------       -------------   -------------
Depreciation and amortization
     of property and equipment
     and other assets                                      8,000           3,000              23,000           7,000
                                                    -------------   -------------       -------------   -------------
                                                     $   353,000     $   316,000         $ 1,115,000     $   938,000
                                                    =============   =============       =============   =============



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

As of September 30, 1996, FiT TV was available, on a full-time or part-time basis, via local cable systems and home television receive-only satellite dishes, to approximately 11.2 million households as compared to approximately
9.2 million households as of September 30, 1995. The Company intends to broaden the carriage of FiT TV through, among other things, increased marketing and promotional activities. However, in light of the number of new cable programming services and the existence of limited channel capacity, there can be no assurance that these activities will be successful, that current subscriber levels can be maintained, or that FiT TV will become profitable in the future.

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

Total revenues increased $296,000 (or 44.8%) for the third quarter of 1996 as compared to the third quarter of 1995. Total revenues increased $1,182,000 (or 56.9%) during the nine month period ending September 30, 1996 as compared to the corresponding period of the prior year. These increases are due to higher advertising rates and merchandise sales.

Production and programming expense includes the amortization of film rights and an intercompany charge for transponder usage (at the rate of $150,000 per month). Production and programming expense increased $42,000 (or 4.9%) for the third quarter of 1996 as compared to the third quarter of 1995. Production and programming expense increased $197,000 (or 7.7%) during the nine month period ended September 30, 1996 as compared to the corresponding period of the prior year.

Selling and marketing expense increased $99,000 (or 14.8%) for the third quarter of 1996 as compared to the third quarter of 1995. Selling and marketing expense increased $803,000 (or 38.7%) during the nine month period ending September 30, 1996 as compared to the corresponding period of the prior year. These increases are due primarily to increased advertising expenses. The Company expects to increase its expenditures related to FiT TV's marketing and promotional activities.

General and administrative expense includes, among other things, intercompany charges for services and support provided to FiT TV. General and administrative expense increased $41,000 (or 8.9%) for the third quarter of 1996 as compared to the third quarter of 1995. General and administrative expense increased $319,000 (or 27.2%) during the nine month period ending September 30, 1996 as compared to the corresponding period of the prior year. These increases are primarily due to increases in personnel costs in 1996.

As described in Note C of Notes to Consolidated Financial Statements, on April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate the FiT TV cable network. FiT TV had previously been owned and operated by CHTV.

In accordance with the terms of the FiT TV Partnership Agreement, CHTV contributed all of the assets and liabilities of the FiT TV cable network to the FiT TV Partnership in exchange for an 80% partnership interest and functions as the FiT TV Partnership's managing partner. Reebok contributed cash of $2,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Liberty Media contributed cash of $1,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Reebok and Liberty Media have no further obligations to make capital contributions to the FiT TV Partnership.

INTERNATIONAL NETWORKS

The following table sets forth comparative information relating to the operations of The Family Channel (UK) and The Family Channel De Las Americas, as well as international new business development costs.


                                                         Three Months                             Nine Months
                                                      Ended September 30                      Ended September 30
                                                      ------------------                      ------------------
                                                     1996             1995                  1996              1995
                                                     ----             ----                  ----              ----
Operating revenues                               $      -         $ 3,183,000            $ 5,045,000       $ 9,225,000
                                                -------------    -------------          -------------     -------------

Operating expenses*
     Production and programming                    1,355,000        4,532,000              7,924,000        11,765,000
     Selling and marketing                            55,000        1,478,000              1,815,000         3,661,000
     New business development                        379,000          531,000              1,380,000         1,329,000
     General and administrative                      324,000          838,000              1,452,000         2,083,000
                                                -------------    -------------          -------------     -------------
          Total operating expenses                 2,113,000        7,379,000             12,571,000        18,838,000
                                                -------------    -------------          -------------     -------------

                 Operating loss                  $(2,113,000)     $(4,196,000)           $(7,526,000)      $(9,613,000)
                                                =============    =============          =============     =============

The Family Channel (UK)                          $      -         $(2,977,000)           $(2,841,000)      $(7,596,000)
The Family Channel De Las Americas                (1,734,000)        (688,000)            (3,305,000)         (688,000)
New business development                            (379,000)        (531,000)            (1,380,000)       (1,329,000)
                                                -------------    -------------          -------------     -------------
                 Operating loss                  $(2,113,000)     $(4,196,000)           $(7,526,000)      $(9,613,000)
                                                =============    =============          =============     =============

------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                       $    97,000      $   261,000            $   244,000       $   704,000
      License agreements                           1,221,000        1,644,000              4,275,000         3,834,000
                                                -------------    -------------          -------------     -------------
                                                   1,318,000        1,905,000              4,519,000         4,538,000
Depreciation and amortization
     of property and equipment
     and other assets                                  1,000           20,000                 28,000            58,000
                                                -------------    -------------          -------------     -------------
                                                 $ 1,319,000      $ 1,925,000            $ 4,547,000       $ 4,596,000
                                                =============    =============          =============     =============



As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company sold its 61% interest in The Family Channel (UK).

The operations of The Family Channel De Las Americas will cease on November 8, 1996. It is anticipated that certain assets of this network will be contributed to the proposed joint venture described below.

The Company is party to a memorandum of understanding regarding the formation of a joint venture to operate and distribute satellite-delivered television programming services in Mexico, Central America, and South America. The Company has agreed to make an initial cash contribution of $5,200,000 and to contribute certain assets of The Family Channel De Las Americas (subject to the joint venture's assumption of related liabilities) in exchange for a 50% interest in the joint venture. It is intended that the joint venture will launch at least three advertiser-supported, satellite-delivered television programming services in 1997. The formation of this joint venture is subject to, among other things, the negotiation and execution of a definitive joint venture agreement and there can be no assurance that the parties will be able to reach a final agreement.

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


                                                           Three Months                              Nine Months
                                                        Ended September 30                        Ended September 30
                                                        ------------------                        ------------------
                                                     1996                1995                   1996              1995
                                                     ----                ----                   ----              ----
Operating revenues
      MTM Operations                              $22,512,000         $26,007,000           $ 48,899,000       $47,115,000
      UK Studio                                          -              1,050,000              1,561,000         3,184,000
                                                 -------------       -------------         --------------     -------------
           Total revenues                          22,512,000          27,057,000             50,460,000        50,299,000
                                                 -------------       -------------         --------------     -------------

Operating expenses*
     Production and programming                    22,249,000          17,650,000             49,812,000        39,922,000
     Selling and marketing                          1,929,000           1,156,000              6,646,000         5,614,000
     General and administrative                     1,971,000           1,306,000              5,104,000         3,122,000
     Amortization of goodwill                         465,000             465,000              1,380,000         1,395,000
                                                 -------------       -------------         --------------     -------------
          Total operating expenses                 26,614,000          20,577,000             62,942,000        50,053,000
                                                 -------------       -------------         --------------     -------------

           Operating income (loss)                $(4,102,000)        $ 6,480,000           $(12,482,000)      $   246,000
                                                 =============       =============         ==============     =============

MTM Operations                                    $(3,116,000)        $ 6,717,000           $(10,739,000)      $   814,000
Family Channel Pictures                              (986,000)               -                (1,603,000)             -
UK Studio                                                -               (237,000)              (140,000)         (568,000)
                                                 -------------       -------------         --------------     -------------
          Operating income (loss)                 $(4,102,000)        $ 6,480,000           $(12,482,000)      $   246,000
                                                 =============       =============         ==============     =============
------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                        $16,370,000         $ 2,413,000           $ 30,497,000       $18,363,000
      License agreements                            5,219,000          13,006,000             14,271,000        15,521,000
                                                 -------------       -------------         --------------     -------------
                                                   21,589,000          15,419,000             44,768,000        33,884,000
                                                 -------------       -------------         --------------     -------------
Depreciation and amortization
     of property and equipment,
     goodwill, and other assets
              MTM Operations                          619,000             506,000              1,779,000         1,503,000
              UK Studio                                  -                177,000                232,000           508,000
                                                 -------------       -------------         --------------     -------------
                                                      619,000             683,000              2,011,000         2,011,000
                                                 -------------       -------------         --------------     -------------
                                                  $22,208,000         $16,102,000           $ 46,779,000       $35,895,000
                                                 =============       =============         ==============     =============


Operating revenue for MTM Operations decreased $3,495,000 (or 13.4%) and increased $1,784,000 (or 3.8%) for the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods of the prior year. Operating revenues in 1996 were derived primarily from the syndication of the television series America's Funniest Home Videos and Rescue 911 and the production and licensing of programs such as The Pretender, Sparks, Home & Family, Orleans, and Night of the Twisters. Operating revenues in 1995 were derived primarily from the syndication of the television series America's Funniest Home Videos and Rescue 911 as well as the production and licensing of the television series Christy and the made-for-television movie Face on the Milk Carton.

With respect to programming sold on a cash basis, contracted revenue is recognized when such programming becomes available for telecast by others.
With respect to programs sold on a barter basis, revenue is recognized upon sales of the advertising time within such programs as they air. As a result, significant fluctuations in revenue and income may occur from period to period depending on the availability dates of programs and whether such programs were sold on a cash or barter basis. Accordingly, year-to-year comparisons of quarterly results may not be meaningful, and quarterly operating results during the course of a fiscal year may not be indicative of results that may be expected for the entire fiscal year. In 1996, The Cape was sold on a barter basis; Dr. Quinn, Medicine Woman and Rescue 911 were sold on a cash and barter basis; and America's Funniest Home Videos was sold on a cash basis. In 1995, Rescue 911 was sold on a cash and barter basis and America's Funniest Home Videos was sold on a cash basis.

Operating revenue, net of amortization expense, recognized from the sale of America's Funniest Home Videos and Rescue 911 on a cash basis was approximately $1,500,000 and $4,300,000 for the three and nine month periods ended September 30, 1996, respectively, as compared to approximately $7,000,000 for both of the corresponding periods of the prior year.

Production and programming expense increased $4,599,000 (or 26.1%) and $9,890,000 (or 24.8%) for the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods of the prior year. Production and programming expense in 1996 was derived primarily from the amortization of film rights of the television programs America's Funniest Home Videos, The Cape, The Pretender, Rescue 911, Sparks, Home & Family, Orleans, and Night of the Twisters. Production and programming expense in 1995 was derived primarily from the amortization of the television series America's Funniest Home Videos, Christy, and Rescue 911 and the made-for-television movie Face on the Milk Carton.

The Company's Production & Distribution business has increased its production of original programming for license to the major broadcast networks, syndication to local broadcast stations, distribution in the international marketplace, and license to The Family Channel. The production costs of these original programs represent a substantial investment. Recoverability of this investment is dependent upon, among other factors, the ratings success of these programs.

Selling and marketing expense increased $773,000 (or 66.9%) and $1,032,000 (or 18.4%) for the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods of the prior year. These increases are primarily attributable to increased sales bonuses and increased marketing costs related to the syndicated series.

General and administrative expense increased $665,000 (or 50.9%) and $1,982,000 (or 63.5%) for the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods of the prior year.
These increases are due to increased personnel and related costs, as well as the creation of the music publishing and consumer products divisions and Family Channel Pictures.

Family Channel Pictures has co-produced a motion picture which has not yet been released. The Company's share of the production costs of this film amounted to approximately $6,000,000 in exchange for which the Company received the domestic distribution rights. Recoverability of the aggregate costs of this motion picture will be dependent upon a variety of factors, including the domestic box office results as well as revenues generated from pay-per-view, home video, and licensing to The Family Channel and others.

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

As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company sold the UK Studio.

LIVE ENTERTAINMENT SEGMENT INFORMATION

The following table sets forth comparative information relating to the operations of the Company's Live Entertainment business segment.

                                                         Three Months                            Nine Months
                                                      Ended September 30                     Ended September 30
                                                      ------------------                     ------------------
                                                    1996              1995                 1996             1995
                                                    ----              ----                 ----             ----
Operating revenues                               $2,223,000       $ 2,694,000          $ 5,219,000       $ 5,924,000
                                                ------------     -------------        -------------     -------------

Operating expenses*
     Production and programming                   1,904,000         2,529,000            5,721,000         5,856,000
     Selling and marketing                          338,000           322,000              935,000           825,000
     New business development                          -              809,000                 -            1,532,000
     General and administrative                     170,000           259,000              745,000           693,000
     Amortization of goodwill                       150,000           218,000              449,000           622,000
                                                ------------     -------------        -------------     -------------
          Total operating expenses                2,562,000         4,137,000            7,850,000         9,528,000
                                                ------------     -------------        -------------     -------------

           Operating loss                        $ (339,000)      $(1,443,000)         $(2,631,000)      $(3,604,000)
                                                ============     =============        =============     =============

Calvin Gilmore Productions                       $ (339,000)      $  (566,000)         $(2,631,000)      $(1,900,000)
Ice Capades                                            -             (877,000)                -           (1,704,000)
                                                ------------     -------------        -------------     -------------
                                                 $ (339,000)      $(1,443,000)         $(2,631,000)      $(3,604,000)
                                                ============     =============        =============     =============

------------
*Includes depreciation and amortization:

 Depreciation and amortization
     of property and equipment,
     goodwill, and other assets                  $  352,000       $   469,000          $ 1,084,000       $ 1,236,000
                                                ============     =============        =============     =============


The results of the Company's Live Entertainment business are subject to seasonal fluctuations. Operating revenues and, accordingly, operating income are usually higher during the summer months and during holiday vacation periods, such as Christmas.

New business development in 1995 related to expenses associated with the operation of the Ice Capades. The Company sold its interest in the Ice Capades on December 31, 1995.

The live musical variety shows, located in Myrtle Beach, have sustained operating losses since their acquisition by the Company in December 1993. In addition, during 1995, the Company opened a new musical venue, located in Charleston, South Carolina. As a start-up operation, this new venue could generate significant losses for an extended period of time.

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

OTHER INCOME AND EXPENSE INFORMATION

Investment income decreased to $207,000 for the third quarter of 1996 from $992,000 for the third quarter of 1995, a decrease of $785,000. This decrease is primarily attributable to a substantial decrease in the amount of investable funds. Investment income increased to $2,453,000 for the nine months ended September 30, 1996, from $1,586,000 for the nine months ended September 30, 1995, an increase of $867,000. This increase is primarily attributable to the pre-tax profit of $1,090,000 related to the sale of a portion of the Company's investment in a certain media enterprise during the second quarter of 1996.

Total interest expense decreased to $2,892,000 for the third quarter of 1996 from $3,221,000 for the third quarter of 1995, a decrease of $329,000 (or 10.2%). Total interest expense decreased to $9,425,000 for the first nine months of 1996 from $9,665,000 for the first nine months of 1995, a decrease of $240,000 (or 2.5%). These decreases were attributable to the effect of lower bank borrowings and interest rates during 1996 as compared to 1995.

Prior to April 22, 1996, minority interests were primarily attributable to a minority partner's 39% interest in The Family Channel (UK). On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel
(UK). The minority partner's 39% share of the net loss resulting from the operations of The Family Channel (UK), through the date of sale, amounted to $1,419,000 for 1996. The minority partner's share amounted to $1,350,000 and $3,458,000 for the three and nine month periods ended September 30, 1995, respectively.

As described in Note C of Notes to Consolidated Financial Statements, on April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate the FiT TV cable network. The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership, since its formation on April 30, 1996, amounted to $301,000 and $581,000 for the three and nine month periods ended September 30, 1996, respectively.

As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to a related party. This sale resulted in a pre-tax gain on disposition of assets amounting to $13,685,000 for the nine month period ended September 30, 1996.

Other investments include investments in and advances to affiliates and others. Management of the Company periodically reviews the recoverability of these investments and records allowances against their carrying value, as appropriate, based on the operations of the entities and other factors. Other expense of $5,875,000 in 1996 is composed of such adjustments, including an adjustment of $3,320,000 relating to the Company's investment in China Entertainment Television Broadcast Limited.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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



(b)   Reports on Form 8-K (filed during the third quarter of 1996):

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 5, 1996


                                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                                                 (Registrant)



                                        By: /s/ Larry W. Dantzler
                                           ------------------------------------
                                            Larry W. Dantzler,
                                            Senior Vice President
                                            and Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

   27                   Financial Data Schedule (for SEC use only).