Form 10-K405
period 1996-12-31
INTERNATIONAL FAMILY ENTERTAINMENT INC
filed 1997-03-26
CIK 884506

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7,
           1996).
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                               OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 1-11121
                            ------------------------

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                          54-1522360
          (State or other jurisdiction of                   (IRS Employer Identification No.)
          incorporation or organization)
                2877 GUARDIAN LANE
             VIRGINIA BEACH, VIRGINIA                                     23452
     (Address of principal executive offices)                          (Zip Code)

                                 (757) 459-6000
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------
  Class B Common Stock, $.01 par value per share                 New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1997: Class A Common Stock -- $0; Class B Common Stock -- $448,237,406.

     The number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1997: Class A Common Stock, par value $.01 per share -- 5,000,000 shares; Class B Common Stock, par value $.01 per share -- 32,782,445 shares; non-voting Class C Common Stock, par value $.01 per share -- 7,088,732 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement (the "1997 Proxy Statement") to be used in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                     PART I

     In addition to historical information, this report contains forward-looking statements which are subject to risks and uncertainties, including those that are discussed throughout this report. Accordingly, the Company's actual results of operations and prospects could differ materially from those anticipated in the forward-looking statements contained in this report. Undue reliance should not be placed on these forward-looking statements, which reflect management's analysis only as of the date hereof.

ITEM 1.  BUSINESS

                                  INTRODUCTION

     International Family Entertainment, Inc. (together with its consolidated subsidiaries, "IFE" or the "Company") produces, exhibits, and distributes entertainment and informational programming as well as related products targeted at families worldwide. IFE's principal business is The Family Channel, an advertiser-supported cable television network that provides family-oriented entertainment and informational programming in the United States. In addition, IFE owns MTM Entertainment, Inc. ("MTM"), a producer and worldwide distributor of television series and made-for-television movies and the owner of a significant library of television programming. IFE also owns a majority interest in FiT TV, an advertiser-supported health and fitness cable network which operates principally in the United States, and Calvin Gilmore Productions, Inc., a producer of live musical variety shows.

     The Family Channel was founded in 1977 as a division of The Christian Broadcasting Network, Inc. ("CBN"). In 1989, the Company was formed by M.G. "Pat" Robertson and Timothy B. Robertson to purchase the assets of The Family Channel. In 1990, the Company, in a management-led buyout, acquired The Family Channel from CBN in exchange for an aggregate of $250,000,000 in principal amount of the Company's 6% Convertible Secured Notes due 2004 (the "Convertible Notes") plus the assumption of certain liabilities associated with The Family Channel and an agreement to carry certain programming produced by CBN. As part of this transaction, a subsidiary of Tele-Communications, Inc. ("TCI") invested $45,000,000 in the Company by purchasing $22,000,000 of the Company's 10% Convertible Cumulative Preferred Stock, par value $.001 per share (the "Preferred Stock"), from the Company and by acquiring $23,000,000 in principal amount of the Convertible Notes from CBN. TCI subsequently transferred its investment in the Company to Liberty IFE, Inc., one of its affiliates and an affiliate of Liberty Media Corporation. M.G. "Pat" Robertson subsequently transferred all of his shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), to a charitable remainder trust established by him.

     Prior to the Company's initial public offering (the "IPO") in April 1992, CBN converted $127,000,000 in principal amount of the Convertible Notes into 14,287,500 shares of the Company's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"). In the IPO, the Company sold 4,166,666 shares of Class B Common Stock and CBN sold 8,333,334 shares. In June 1992, CBN donated the remaining $100,000,000 in principal amount of its Convertible Notes to its affiliate, Regent University.

     In November 1993, the Company entered into an agreement (the "Redemption Agreement") with Regent University and CBN to repurchase from Regent University (the "Regent Repurchase") a portion of the $100,000,000 in principal amount of the Convertible Notes held by Regent University. Under the terms of the Redemption Agreement, the Company agreed to pay Regent University $107,501,000 in cash, plus accrued interest to the date of repurchase, as provided by the terms of the Convertible Notes, to repurchase $55,556,000 in principal amount of the Convertible Notes, and Regent University agreed to convert the remaining portion of its Convertible Notes into 4,999,950 shares of Class B Common Stock. The Redemption Agreement was consummated in December 1993.

     In order to finance the Regent Repurchase, the Company entered into a $150,000,000 long-term bank credit facility (the "Revolving Credit Facility"). In March 1994, the Revolving Credit Facility was syndicated to a group of banks and the commitment thereunder was increased to $175,000,000. Initial borrowings of

$138,000,000 under the Revolving Credit Facility were used to finance the Regent Repurchase and to refinance the Company's existing bank indebtedness. In December 1995, the Company amended the Revolving Credit Facility to, among other things, increase the commitment thereunder to $250,000,000; provide for a reduced rate of interest; and extend final maturity of amounts due thereunder to June 30, 2002.

     In connection with the Regent Repurchase, Liberty IFE, which holds all of the remaining $23,000,000 in principal amount of the Convertible Notes, entered into an agreement with the Company which, among other things, amended the purchase agreement relating to the Convertible Notes and the related security agreement to provide that the security interest in substantially all of the assets of the Company which previously secured payment of the Convertible Notes would thereafter be limited to a security interest in the Company's rights in two satellite transponders. Also, in connection with the Regent Repurchase, the Amended and Restated Shareholder Agreement among the Company and certain of its principal stockholders (the "Shareholder Agreement") was amended to limit the preemptive rights granted thereunder to provide that in the event of any future offering of capital stock by the Company each of the shareholders party to the Shareholder Agreement would be entitled to purchase such additional shares of capital stock as may be required to maintain its percentage ownership of each class of capital stock, rather than being entitled to acquire all of the capital stock offered in any future offering by the Company.

     In December 1995, the Company and Liberty IFE entered into an exchange agreement (the "Exchange Agreement") whereby Liberty IFE exchanged all of its holdings of the Company's Preferred Stock for 5,000,000 shares of the Company's Class B Common Stock and exchanged an additional 2,088,732 of Class B Common Stock it then held, along with the aforementioned 5,000,000 shares, for 7,088,732 shares of the Company's non-voting Class C Common Stock, par value $.01 per share (the "Class C Common Stock," and together with the Class A Common Stock and Class B Common Stock, the "Common Stock"). Also in connection with the Exchange Agreement, the terms of the Convertible Notes were amended to provide, among other things, for the conversion of such notes into shares of Class C Common Stock in lieu of Class B Common Stock. Additionally, certain terms of the Shareholder Agreement were amended pursuant to the Exchange Agreement.

     On matters submitted to a vote of the Company's shareholders, the Class A Common Stock has ten votes per share and the Class B Common Stock has one vote per share. The Class C Common Stock is non-voting. Each share of Class A Common Stock and Class C Common Stock is convertible, at the option of the holder, into one share of Class B Common Stock. The Company's Class A Common Stock and Class B Common Stock vote together as a single class on all matters except that (i) so long as the outstanding Class A Common Stock represents more than 40% of the total outstanding voting power of all Common Stock entitled to vote, the holders of Class A Common Stock, voting separately as a class, are entitled to elect a majority of the Company's directors, with the remainder of the directors being elected by the holders of the Class B Common Stock, voting separately as a class, and (ii) the approval of a majority of each of the Class A Common Stock and the Class B Common Stock is required for certain extraordinary corporate actions.

                              RECENT DEVELOPMENTS

     On April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England (the "UK Studio") and its 61% interest in The Family Channel (UK) to Flextech plc, an English public limited company and owner of the remaining 39% interest in The Family Channel (UK), pursuant to agreements dated as of March 20, 1996. As consideration for this transaction, the Company received L3,000,000 (approximately $4,600,000) in cash and 5,792,008 shares of Flextech's convertible redeemable non-voting common stock. This common stock is convertible, under certain circumstances, into Flextech's voting common stock which is listed on the London Stock Exchange. The market value of the underlying voting common stock as of the date of the aforementioned agreements was $46,100,000.

     In connection with this transaction, the Company received the right, beginning in June 1997, to "put" its holdings of Flextech's non-voting stock to Flextech's majority owner, Tele-Communications International, Inc. ("TCI International"), an affiliate of TCI. Upon exercise of the put, TCI International has the option of redeeming the stock for cash at the then-market value of Flextech's voting common stock. If the shares are not redeemed for cash, the Company has the option of either (i) converting 50% of the shares on a share-for-share basis into Flextech's voting common stock and 50% of the shares into common stock of the same value of TCI International, or
(ii) converting 100% of the shares into common stock of the same value of TCI International. Recently, however, in connection with a proposed transaction between Flextech and the British Broadcasting Corporation ("BBC"), Flextech has offered to allow the Company to convert its holdings of Flextech non-voting common stock into Flextech voting common stock prior to June 1997, and eliminate the Company's right to "put" its Flextech holdings to TCI International, provided the proposed transaction is approved by Flextech's shareholders. There can be no assurance that the proposed transaction between Flextech and the BBC will be approved.

     On April 30, 1996, the Company; Liberty CHC, Inc., an affiliate of TCI and Liberty Media; and Reebok CHC, Inc., an affiliate of Reebok International, Ltd., entered into a definitive partnership agreement (the "FiT TV Partnership Agreement") forming a partnership (the "FiT TV Partnership"), effective January 1, 1996, to own and operate the FiT TV cable network. FiT TV had previously been owned and operated by Cable Health TV, Inc. ("CHTV"), a 90%-owned subsidiary of IFE.

     In accordance with the terms of the FiT TV Partnership Agreement, CHTV contributed all of the assets and liabilities of FiT TV to the FiT TV Partnership in exchange for an 80% partnership interest and functions as managing partner. Reebok CHC contributed cash of $2,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Liberty CHC contributed cash of $1,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest.

     In conjunction with this transaction, CHTV and Liberty CHC entered into an agreement whereby Liberty CHC was granted a five-year option to purchase an additional 10% partnership interest from CHTV. The exercise price for this option varies (up to a maximum of $5,000,000) depending upon the number of domestic subscribers receiving FiT TV from delivery systems owned or managed by Liberty Media or an affiliate of Liberty Media (including TCI) at the time of exercise.

     On November 18, 1996, the Company and a third party formed United Family Communications LLC ("UFC") to operate and distribute satellite-delivered programming services in Mexico, Central America, and South America. The Company has agreed to make an initial capital contribution of $5,200,000 and has contributed certain assets of The Family Channel De Las Americas (subject to UFC's assumption of related liabilities) in exchange for a 50% interest in UFC. It is the current intent of UFC to launch one or more advertiser-supported, satellite-delivered television programming services in 1997.

                               BUSINESS SEGMENTS

     The Company operates in three business segments: the operation of advertiser-supported cable networks ("Cable Networks"), the production and distribution of entertainment programming ("Production & Distribution"), and the production of live entertainment shows ("Live Entertainment"). Selected financial information about the Company's industry segments is set forth in Note Q to the consolidated financial statements incorporated by reference in Item 8 of this Form 10-K. In addition, Note Q to the consolidated financial statements sets forth financial information about the Company's foreign and domestic operations and export sales.

CABLE NETWORKS

     The Company operates The Family Channel and FiT TV, and, through UFC, has an interest in certain international networks that are planned to be launched in 1997.

  THE FAMILY CHANNEL

     The Family Channel is one of the largest cable television networks in the United States, reaching approximately 70% of all television households in the United States. Originally launched in 1977, The Family Channel was the first satellite-delivered basic cable television network in the United States. TCI is one of the largest cable television system operators in the United States and, as such, is a major customer of The Family Channel. TCI and its affiliates hold a substantial ownership interest in the Company.

     The Family Channel has positioned itself as a "destination" channel (i.e., a channel with a distinctive programming format designed to attract and retain a particular segment of the cable television viewing audience) for cable viewers who seek high quality television programming that is suitable for the entire family. The Company develops, acquires, and exhibits a variety of dramas, comedies, children's shows, westerns, informational, and other programs on The Family Channel. These programs include original series, specials, and movies produced for The Family Channel, as well as programs originally televised on the major broadcast networks. The Family Channel's programs are transmitted 24 hours a day via satellite from the Company's uplink facilities in Virginia Beach.

     In general, pursuant to The Family Channel's affiliation agreements, each cable system operator or other delivery service distributing The Family Channel agrees to pay the Company a monthly fee per subscriber. The Family Channel's affiliation agreements are generally three, five, or ten years in duration and provide for annual per subscriber rate increases.

     Increases in per subscriber fees and, to a lesser extent, increased household penetration have generated growth in The Family Channel's subscriber fee revenue. Although the Company believes that opportunities to further increase the number of subscribers exist in light of the continued growth in the market penetration of cable television systems and the potential for distribution of The Family Channel via direct broadcast satellite ("DBS") services and other alternative delivery services to customers not presently served by cable systems, management does not anticipate that the number of subscribers will continue to grow at rates comparable to prior periods.

     The Company's advertising revenue is derived primarily from sales of advertising time within programs aired on the Company's cable networks and from program sales. Program sales consist of sales of program-length periods of time for infomercials and for inspirational programs. In keeping with its role as a provider of high quality entertainment that promotes traditional and mainstream family values, The Family Channel does not carry advertisements for alcohol, "R"-rated movies, or certain other products and services that are inconsistent with The Family Channel's programming strategy.

     Over the past decade, cable television has captured an increasing share of advertising expenditures. During this period, the viewing shares for three of the major broadcast networks (ABC, CBS, and NBC) and their local broadcast affiliate stations have declined, while the viewing shares for advertiser-supported cable television programming services have increased. The Company believes that this trend will continue throughout the 1990s. Furthermore, cable advertising revenues have grown significantly faster during this period than those of broadcast networks. The Company believes that The Family Channel has benefited, and will continue to benefit, from this trend. Notwithstanding the foregoing, in the event cable technology advances to the point where substantially more channels are available for delivery by cable system operators, the Company's advertising revenue could be adversely affected as advertisers would have a greater number of options available to them.

     Nielsen Media Research ("Nielsen") provides the Company with audience measurements. Nielsen's estimates are widely accepted by advertisers as a basis for determining the number of impressions that an advertisement makes on the viewing audience. However, Nielsen's estimate of the number of homes in which The Family Channel is available generally exceeds the number of subscribers for which the Company is paid by cable system operators under its affiliation agreements. The difference between Nielsen's estimates of total households reached and billed subscribers is attributable to a variety of factors, including cable service theft and sampling error inherent in projecting estimates. As of December 31, 1996, The Family Channel's billed subscribers totaled approximately 61.9 million, as compared to the Nielsen estimate of approximately 68.1 million subscribers. According to Nielsen's prime-time audience measurements for the year ended December 31, 1996, The Family Channel's ratings averaged approximately 1.2. This signifies that, of the approximately
68.1 million homes in which Nielsen estimated The Family Channel was available at December 31, 1996, approximately 817,000 homes were tuned in to The Family Channel, on average, during prime time. For purposes of reporting ratings, The Family Channel defines "prime time" as 7:00 p.m. to 10:00 p.m. Monday through Friday, 8:00 p.m. to midnight Saturday, and 7:00 p.m. to 11:00 p.m. Sunday.

  FIT TV

     The Company launched FiT TV in October of 1993 as an advertiser-supported cable network that offers viewers fitness, aerobics, lifestyle, and healthy living programming segments. As previously discussed, on April 30, 1996, the Company, Liberty CHC, and Reebok CHC formed the FiT TV Partnership to own and operate the FiT TV cable network. See "-- Recent Developments."

     FiT TV currently telecasts 24 hours per day. In addition, FiT TV programming is carried Monday through Friday on The Family Channel for two and one-half hours each day. The format of the programming on FiT TV consists of a one hour "program wheel" divided into four segments, including aerobics, healthy living, fitness, and a shop-at-home opportunity for health-related equipment and other merchandise.

     FiT TV does not currently charge cable system operators a subscriber fee for carriage of its programming in the United States. One of the reasons FiT TV is able to offer programming without charge is that its cost of programming is significantly lower than that of a traditional cable network such as The Family Channel.

     Currently, FiT TV programming is delivered via analog satellite transmission, which enables the programming to be received by home television receive-only dish owners without subscription. FiT TV intends to begin delivering its programming via digital satellite transmission during 1997. In such event, in order to continue to receive FiT TV programming, home television receive-only dish owners will be required to acquire digital decoding equipment and subscribe to a package of programming services which includes FiT TV. There can be no assurance that such decoding equipment will be available to home consumers or that FiT TV will be offered in such a package of services.

     As of December 31, 1996, FiT TV was available, on a full-time or part-time basis, to approximately 11.7 million households via cable and home television receive-only dishes. In addition, FiT TV programming is seen, on a part-time basis, on The Family Channel. FiT TV intends to broaden the carriage of its program service through, among other things, marketing and promotional activities. However, in light of limited channel capacity and the competitive nature of the marketplace, there can be no assurance that these activities will be successful.

     Pursuant to an agreement entered into between the Company and FiT TV in connection with the formation of the FiT TV Partnership, advertising time on FiT TV is marketed and sold by the Company's domestic advertising sales force. Often, advertising time on FiT TV is sold in conjunction with advertising time on The Family Channel. One of FiT TV's major advertisers is Reebok International, a world-wide designer, marketer and distributor of sports, fitness and casual footwear and apparel. Reebok International has signed an agreement with FiT TV which provides, among other things, for the grant to Reebok International of product category exclusivity and placement, and the grant to FiT TV of certain promotional tie-ins and use of Reebok International's roster of celebrity fitness experts.

  INTERNATIONAL NETWORKS

     THE FAMILY CHANNEL (UK). During 1993, the Company acquired all of the outstanding capital stock of TVS ENTERTAINMENT PLC ("TVS"), an English public limited company which at the time owned, among other things, a significant program library and the UK Studio. The UK Studio provided the Company with production and satellite uplinking capabilities and served as the base of operations for The Family Channel (UK).

     The Company launched The Family Channel (UK) in the United Kingdom in September 1993 through a joint venture in which the Company had a 61% interest and Flextech had a 39% interest. As previously discussed, on April 22, 1996, the Company consummated an agreement to sell its 61% interest in The Family Channel
(UK) to Flextech. See "-- Recent Developments."

     THE FAMILY CHANNEL DE LAS AMERICAS. On July 1, 1995, the Company launched The Family Channel De Las Americas, an advertiser-supported cable network that provided Spanish-language, family-oriented entertainment programming, as well as fitness programming, in Mexico, Central America, and portions of South America. In November 1996, the Company discontinued operations of The Family Channel De Las Americas.

     UNITED FAMILY COMMUNICATIONS. As previously discussed, on November 18, 1996, the Company and a third party formed UFC to operate and distribute satellite-delivered programming services in Mexico, Central America, and South America. See "-- Recent Developments."

PRODUCTION AND DISTRIBUTION

     During the first quarter of 1993, the Company acquired all of the outstanding capital stock of TVS, which, at the time, owned MTM. MTM's television programming division has been an independent television production company since 1970, producing such series as The Mary Tyler Moore Show, The Bob Newhart Show, WKRP in Cincinnati, Hill Street Blues, St. Elsewhere, Lou Grant, Remington Steele, Evening Shade, and Newhart. MTM productions have received many honors and awards, including numerous Emmy Awards, as well as several Humanitas Prizes and Peabody Awards.

     MTM's television programming division produces original programming primarily for license to the broadcast networks, syndication to local broadcast stations, distribution in the international marketplace, and license to The Family Channel. The Company intends to make many of MTM's future original programs available for exhibition on The Family Channel, either on a first-run basis or immediately following network airing, or following a period of syndication to local broadcast stations or other cable networks. MTM's distribution division distributes MTM's network and first-run syndicated programming as well as programming produced by others, such as Rescue 911, America's Funniest Home Videos, and Dr. Quinn, Medicine Woman.

  PRODUCTION

     BROADCAST NETWORK PROGRAMMING. The Company develops and produces programming for the broadcast networks through MTM's television programming division. This programming is produced by MTM either alone or in conjunction with a joint venture partner. Scripts for potential programs are usually developed in conjunction with one of the domestic broadcast networks. If the network accepts the script, it will typically order production of a pilot, for which it will pay a negotiated, fixed license fee. If the network decides to order episodes of the series, the license agreement generally provides for a minimum number of episodes to be delivered, with the network having certain rights to order additional episodes. The license agreement normally grants the network the right to exhibit the episodes a limited number of times in the United States during the license period. All other ownership and distribution rights are generally retained by the producer.

     Network license fees are normally less than MTM's costs of producing the related programming, resulting in deficits for MTM. MTM attempts to reduce these deficits with revenue generated from the international distribution of this programming. Additionally, MTM has further opportunities to generate revenue related to this programming through domestic syndication (including sales to cable networks) of such programming following the network's license period and through the exploitation of ancillary rights.

     FIRST-RUN SYNDICATED PROGRAMMING. First-run syndicated television series are produced and sold by MTM directly to television stations without any prior network broadcast. These programs are licensed to individual or groups of television stations, on a market-by-market basis, in contrast to network distribution, which provides centralized access to a national audience.

     In first-run syndication, once-a-week hourly programming is licensed domestically in exchange for advertising time (referred to as "barter"). When programming is licensed on a barter basis, MTM receives a specified amount of advertising time during the broadcast of the programming and subsequently sells this advertising time for cash.

     As compared to programming produced for the broadcast networks, MTM exercises greater control over the creative and production decisions related to its first-run syndicated programming. However, there is much greater financial risk associated with such programming, as there is no third-party to share the production costs. While the license fees paid by a broadcast network for programming are fixed by contract, barter revenue derived from distribution of first-run syndicated programming is not fixed in amount, but varies depending on the ratings success of the programming. Even when a first-run syndicated program is ultimately successful, during the initial years of the program its revenue is often less than the costs of production.

     PROGRAMMING FOR THE FAMILY CHANNEL. The Company utilizes MTM's production expertise to produce programming for license to The Family Channel. During the 1996-97 season, MTM is producing Home & Family, a daily, two-hour talk show; three original game show series; and several two-hour original movies.

     DEVELOPMENT AND PRODUCTION RISKS. There are a number of factors outside MTM's control which may affect the timely completion on a cost-effective basis of the development, production, and/or delivery of MTM's programming. These include the availability and relative cost of talent and other resources integral to these processes.

  DISTRIBUTION

     In addition to its production activities, MTM is actively engaged in the worldwide distribution of television programming. MTM's distribution division distributes programming originally produced by it for license to the broadcast networks, first-run syndication, or license to The Family Channel, as well as programming produced by others. This programming is distributed domestically on a cash basis, on a barter basis, or for some combination of both. Internationally, MTM distributes this programming on a cash basis. In the case of programming produced by others, revenue generated by such programming is divided between MTM and the owner of the programming on the basis of a negotiated agreement.

     MTM's distribution activities are enhanced by its film library which consists of over 2,000 episodes of various television series and several made-for-television movies. In the United States, MTM's distribution division distributes most of MTM's library. The library is primarily distributed internationally by MTM International, an affiliate of MTM based in London, England. Substantially all of MTM's library has been or is being distributed by MTM domestically and internationally.

     Demand for American-made television programming in international markets has increased in recent years due to the increase in the number of foreign television stations and cable systems, as well as the continued development of DBS and other alternative delivery systems in those markets. In some territories, the privatization of the local television industry has also contributed to this trend. Typically, MTM begins to earn international television revenue from the television programming it produces for the broadcast networks or for first-run syndication during the same season such programming is originally exhibited domestically, or soon thereafter.

     The success of MTM's television programming business depends, in large part, upon the exhibition of its television series over a sufficient number of years to allow for further domestic exhibition opportunities. This success in achieving multiple years of network or first-run exhibition of programming is dependent upon unpredictable factors such as the viewing public's acceptance of such programming as reflected in ratings and critical reviews, the time and day of the week the programming is exhibited, and the amount of promotion and support offered the programming.

     Expected revenue per episode in the domestic syndication marketplace normally increases for longer-running series. Generally, at least four broadcast seasons of a series are required to successfully market repeat showings of a series in the domestic syndication market. Episodes from a series normally become available for secondary syndication distribution four or five years after the series' initial telecast.

     In recent years, domestic basic cable networks have represented an increasingly significant market for the MTM library, especially the "classic" series such as The Mary Tyler Moore Show, The Bob Newhart Show, Lou Grant, and Hill Street Blues. Cable exhibition has effectively developed as an alternative market, although traditionally a less lucrative one than domestic syndication. Each year, a greater number of relatively successful broadcast network series are being licensed to cable networks in lieu of domestic syndication. Additionally, in some instances, cable networks have purchased rights to short-running television series which do not include sufficient episodes to allow for traditional off-network syndication distribution. The majority of MTM's film library is currently licensed to several major cable networks for domestic exhibition over the next several years, pursuant to contracts providing for cash payments to MTM.

LIVE ENTERTAINMENT

     Calvin Gilmore Productions produces live musical variety shows featuring new country, patriotic, early rock and roll, gospel, show tunes, and comedy. Calvin Gilmore Productions currently operates in Myrtle Beach, South Carolina and in Charleston, South Carolina. During 1995, the Company also operated the Ice Capades, a touring ice show.

OTHER OPPORTUNITIES

     IFE has explored and continues to explore various opportunities to develop international versions of The Family Channel's and FiT TV's programming concepts through the acquisition or development of cable networks and other distribution outlets in foreign countries. The Company is also exploring the possibility of acquiring or launching additional domestic cable networks or pay-per-view services, and, from time to time, considers the acquisition of other television programming distribution and production companies, entertainment companies, and film libraries. The Company cannot estimate with any degree of certainty the amount of expenditures it may make in the future in connection with such investments and acquisitions; although, if many of the Company's plans in this regard materialize, such expenditures could be substantial.

                                  COMPETITION

     There is intense competition for viewers among companies providing programming services via cable television and other video delivery systems. A number of basic and pay television programming services (such as Nickelodeon, Turner Network Television and The Disney Channel) provide programming that targets family audiences. In addition, increased competition for viewers in the cable industry may result from technological advances, such as digital compression technology, which allow cable systems to expand channel capacity; the further deployment of fiber optic cable, which has the capacity to carry a much greater number of channels than coaxial cable; and "multiplexing", in which programming services offer more than one feed of their programming. The increased number of choices available to The Family Channel's family viewing audience as a result of such technological advances may lead to a reduction in IFE's market share.

     The Company competes or expects to compete in the future for advertising revenue with the television programming services described above, as well as with other national and international television programming services, superstations, broadcast television networks, local over-the-air television stations, DBS, multi-channel multi-point distribution services ("MMDS"), radio, print media, as well as other alternative delivery services that now exist or are expected to develop in the future. More generally, the Company competes with various other leisure-time activities such as home videos, movie theaters, personal computers, and other alternative sources of entertainment and information.

     The Company also competes with other cable programming services for carriage by cable operators. The availability of The Family Channel and FiT TV to cable subscribers is dependent upon the maintenance by the Company of satisfactory contractual relations with cable system operators and extensions and renewals of the affiliation agreements providing for program carriage. The business environment for cable programmers, such as the Company, who seek to place programming upon the limited number of cable channels controlled by cable system operators, is highly competitive. The Company and its direct competitors seek affiliation agreements with cable operators who also consider alternative programming supplied by a variety of other well established sources, including the news, public affairs, entertainment, and sports industries.

     MTM competes in a global marketplace. Television production and distribution are highly competitive businesses with many companies competing for the available literary properties, creative personnel, talent, production personnel, distribution channels, and financing which are essential to the acquisition, development, production, and distribution of television programming. MTM's competitors include the major motion picture and television companies as well as a broad range of independent production and distribution companies. Certain of these organizations are "vertically integrated" (i.e., producing, distributing, and exhibiting their own programming). Moreover, with the repeal of certain governmental regulations which formerly prohibited the broadcast networks from acquiring financial interests in, and syndication rights to, television programming, this trend towards vertical integration, and, accordingly, competition in the industry, is expected to increase. See "Regulation and Legislation." Many of MTM's competitors are larger and have financial and other resources substantially greater than those of the Company.

     In addition to its originally produced programming, MTM faces increased competition in the acquisition of distribution rights to programming produced by others due to industry consolidation and the elimination of the financial interest and syndication rules. See "Regulation and Legislation."

     Licensing television programming to local broadcast stations and cable networks has also become increasingly competitive as new programming continually enters the market and certain of MTM's competitors attempt to develop their own programming production capabilities and/or align themselves with the existing broadcast networks. Additionally, certain movie studios have formed domestic broadcast networks through affiliation with traditionally independent local broadcast television stations. A reduction in the number of independent stations could have a material adverse effect on MTM's ability to syndicate programming.

                             SATELLITE DISTRIBUTION

     The Company transmits all programming for The Family Channel and FiT TV from its facilities located in Virginia Beach, Virginia, by means of an earth station transmitting antenna (an "uplink"). The uplink facility transmits The Family Channel's and FiT TV's programming signal to a transponder on an orbiting satellite, which in turn retransmits the signal to cable system operators, DBS services, and other alternative delivery services. The Company transmits The Family Channel's programming using two separate "feeds" (one for the Eastern, Central and certain Mountain time zones and another for all other Mountain time zones and the Pacific time zones), which are transmitted to two different satellite transponders.

     The Family Channel's east coast feed is on a transponder which the Company exercised its option to purchase in November 1993. The Company purchased a transponder on a separate satellite for The Family Channel's west coast feed. The Company also purchased a transponder on a third satellite, which is currently being used by FiT TV. All of the Company's owned transponders have "protected" status. "Protected" status means that should the transponder fail, service will be transferred, subject to availability, to a spare transponder and, if one is not available, then to a transponder with "preemptible" status on the same satellite or on another satellite owned by the same seller or lessor, subject to certain limitations. "Preemptible" status means that the transponder can be preempted in the event of a failure of a "protected" transponder.

     At present, there are a limited number of domestic communications satellites available for the transmission of cable television programming to cable system operators. If satellite transmission is interrupted or terminated due to the failure or unavailability of a transponder, the termination or interruption could have a material adverse effect on the Company. The availability of transponders in the future is dependent on a number of factors over which the Company has no control. These factors include the future authorization of additional domestic satellites, future competition among prospective users for available transponder space, the uncertain status of the United States' space shuttle program (including priority allocation of future shuttle cargo space to military rather than commercial payloads), and the uncertain availability of satellites launching through private entities in the United States and through private or governmental entities in other countries.

                           REGULATION AND LEGISLATION

     Certain aspects of the Company's operations are subject, directly or indirectly, to federal, state, and local regulation. At the federal level, the operations of cable television systems, satellite distribution systems, other multichannel distribution systems, broadcast television program distribution companies, and, in some respects, vertically integrated cable programmers are subject to the Communications Act of 1934, as amended by the Cable Communications Policy Act of 1984 (the "1984 Act") the Cable Television Consumer Protection and Competition Act (the "1992 Act"), and the Telecommunications Act of 1996 (the "1996 Act") and regulations promulgated thereunder by the Federal Communications Commission (the "FCC"). Cable television systems are also subject to regulation at the state and local level.

     The following does not purport to be a summary of all present and proposed federal, state, and local regulations and legislation relating to the cable television industry and other industries involved in the video marketplace. Other existing legislation and regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals which could change, in varying degrees, the manner in which the cable television industry and other industries involved in the video marketplace operate.

  Federal Regulation and Legislation

     THE 1996 ACT. The 1996 Act took effect in February 1996, altering the network of federal, state, and local laws and regulations pertaining to telecommunications providers and services. The following is a summary of certain provisions of the 1996 Act that affect the cable television industry, and particularly the cable and telecommunications services provided by the Company. The FCC is in the process of promulgating rules interpreting and implementing the provisions of the 1996 Act. At this time, it is impossible to state with precision the full impact the 1996 Act will have on the Company.

     The 1996 Act seeks to promote facilities-based competition between telephone companies and cable operators. To this end, it eliminates the cable-telco cross-ownership prohibition, which barred the common ownership of telephone companies and cable systems serving overlapping areas. It also preempts and prohibits state and local regulations that prevent cable operators from providing telephone service, and it requires telephone companies to interconnect with cable operators and other alternative providers of telecommunications service. While telephone companies and cable operators are now permitted to offer competing services, the 1996 Act generally prohibits telephone companies from acquiring existing cable operators in their service areas, and vice versa.

     The 1996 Act eliminates the FCC's rule prohibiting broadcast networks from owning cable systems. It removes the statutory ban on common ownership of broadcast television stations and cable systems in overlapping areas, and it directs the FCC to decide whether or not to retain its rule prohibiting such cross-ownership. The 1996 Act eliminates the previous limit on the number of television stations that broadcasters may own, and it extends to 35% the limit on the percentage of viewers that may be reached nationwide by commonly owned television stations.

     The 1996 Act phases out cable rate regulation, except with respect to the "basic" tier (which must include all local broadcast stations and public, educational, and governmental access channels and must be provided to all subscribers). Rate regulation of all non-basic services (including the "expanded basic" tiers that commonly include satellite-delivered programming networks) will be completely eliminated on March 31, 1999. The 1996 Act eliminated such regulation for small cable operators immediately upon enactment. Even in the interim, the 1996 Act liberalizes the 1992 Act's definition of "effective competition" to expand the circumstances under which rate regulation will cease immediately. The local franchising authorities ("LFAs") remain primarily responsible for regulating the basic tier of cable service. Furthermore, the 1996 Act eliminates the power of an individual subscriber to bring a rate complaint, leaving such authority only in the hands of LFAs. Thus, beyond the basic tier of cable service, which continues to be regulated by the LFAs, rate regulation of other cable services between now and 1999 will only be triggered by a rate complaint by an LFA, and only in an area where no effective competition exists.

     The 1996 Act addresses obscenity, indecency, and violence in connection with telecommunications services in several respects, including the establishment of a television rating code to be created by an FCC advisory committee or, voluntarily, by the industry. In addition, the 1996 Act addresses the need to create wider availability of access to telecommunications services for persons with disabilities. Specifically, the FCC is directed to study and promulgate rules on closed captioning services.

     To the extent the 1996 Act fosters greater competition for the provision of cable services to individual subscribers, the Company should generally be impacted either neutrally or advantageously, as additional providers are additional potential customers for the Company. To the extent, however, that rate deregulation causes a material increase in cable rates, the individual subscriber base could be decreased, and therefore the Company's subscriber revenues could be adversely affected. Further, the Company may be called upon to provide increased closed captioning to assist in complying with rules promulgated under the 1996 Act and may be required to provide assistance or information to determine appropriate ratings for its programming, which in turn could increase the Company's operating expenses.

     THE 1992 ACT. Rate Regulation. The 1992 Act subjected all cable television operators not subject to "effective competition" to rate regulation. Under the 1992 Act, effective competition was deemed to exist where (i) fewer than 30% of households in the franchise area subscribe to a cable service, (ii) at least 50% of the homes in the franchise area are passed by at least two unaffiliated multichannel video programming distributors, where the penetration of at least one distributor other than the largest is at least 15%, or (iii) a multichannel video programming distributor operated by the LFA for that area passes at least 50% of the households in the franchise area. The 1996 Act expanded this definition by providing that effective competition would also be deemed to exist where a local exchange carrier or its affiliate offers comparable video programming services in the franchise area of an unaffiliated cable operator that is providing cable service in that franchise area.

     The basic tier of cable service is subject to rate regulation by LFAs that certify to the FCC their intention and ability to regulate rates. The basic tier consists, at a minimum, of all local broadcast signals carried by the system, all non-satellite-delivered distant broadcast signals that the system chooses to carry, and all public, education, and governmental access channels. Under the 1992 Act, the rates of "non-basic" programming service tiers (other than per-channel or per-program services) were regulated by the FCC in response to complaints by a subscriber or by an LFA. Under the 1996 Act, however, non-basic rate regulation of small cable operators' systems was eliminated, and non-basic rate regulation of all other systems will terminate on March 31, 1999. In the interim, the FCC will review rates only upon complaint by an LFA, which may only file such a complaint if it receives complaints from subscribers. The 1996 Act thus eliminates the power of one individual subscriber to bring a rate complaint and trigger rate regulation.

     The FCC adopted rules designed to implement the 1992 Act's rate regulation provisions on April 1, 1993, and then significantly amended them upon reconsideration on February 22 and November 10, 1994. The original rules became effective on September 1, 1993; the February 22, 1994 amendments became effective on May 15, 1994; and the November 10, 1994 amendments became effective on January 1, 1995. Additional regulations to implement the provisions of the 1996 Act are anticipated. The FCC's existing regulations contain standards for the regulation of basic tier and non-basic tier cable service rates (other than per-channel or per-program services). The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing rates and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings, which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. LFAs and/or the FCC are empowered to order a reduction of existing rates that exceed the maximum permitted level for cable services and associated equipment.

     Once a system's rates are initially set, the rules permit subsequent increases that reflect inflation and increases in existing programming costs and certain other costs. The rules thus permit cable operators that carried The Family Channel or FiT TV when their rates were initially regulated to pass through to subscribers any subsequent increases in licensing fees. Systems may also increase rates when they add new channels to regulated tiers, but there is a cap on such increases. Alternatively, systems may create "new product tiers" consisting entirely of services not previously offered on regulated tiers, and these new product tiers will generally not be subject to rate regulations.

     Rate regulation under the 1992 Act resulted in a reduction of rates to some subscribers in some markets. The deregulation under the 1996 Act may, however, result in an immediate increase in rates in some markets. In response to the 1992 Act and the FCC's implementing regulations, many cable systems retiered channels to create an attractively priced basic tier consisting exclusively of broadcast and public, educational, and governmental access channels, while offering satellite-delivered programming services such as The Family Channel or FiT TV on a different service tier or on an a la carte basis. To the extent that such retiering or repricing of the Company's networks induces customers to discontinue their subscriptions, the Company's financial performance could be adversely affected. Deregulation of rates pursuant to the 1996 Act may reverse such tiering and pricing decisions by cable system operators and, correspondingly, reverse or ameliorate any adverse effects of the 1992 Act, although the impact of the 1996 Act and its implementing regulations cannot be predicted at this time.

     Must-Carry and Retransmission Consent. The 1992 Act imposes on cable system operators "must carry" rules requiring them to carry most or all local broadcast stations. It also provides favorable channel positioning rights for broadcasters electing to be carried by cable systems. The 1992 Act also requires cable operators in some instances to compensate local broadcast stations for the retransmission of their programming. Litigation challenging the constitutionality of the must-carry provisions is presently pending before the United States Supreme Court. A decision voiding the must-carry provisions could free channel capacity on cable systems for the carriage of additional programming services.

     Regulation of Cable System Operators Affiliated With Video Programming Vendors. The 1992 Act prohibits a cable operator from engaging in unfair methods of competition that prevent or significantly hinder competing multichannel video programming distributors such as MMDS, satellite master antenna televisions ("SMATV") services, and DBS operators from providing cable programming to their subscribers. The stated purpose of this law is to increase competition in the multichannel video programming market. The FCC has adopted regulations to prevent a cable operator that has an "attributable interest" (including voting or non-voting stock ownership of at least 5%) in a programming vendor from exercising improper influence over the programming vendor in the latter's dealings with competitors to cable, and to prevent a programmer in which a cable operator has an "attributable interest" from discriminating between cable operators and their competitors, or among cable operators.

     The FCC's rules may have the effect, in some cases, of requiring vertically integrated programmers to offer their programming to MMDS, SMATV, DBS, and other competitors of cable television, and of prohibiting certain exclusive contracts between such programmers and cable system operators. The rules will also permit multichannel video programming distributors (such as MMDS, SMATV, and DBS operators) to bring complaints before the FCC if they are unable to obtain cable programming on non-discriminatory terms because of "unfair practices" by the programmer. It is unclear whether these rules presently apply to the Company; however, the Company operates its business as if these rules apply.

     Pursuant to the 1992 Act, the FCC set a 40% limit on the number of programming channels on a cable system that may be occupied by video programmers in which the cable operator has an "attributable interest". The Company could be affected by the 1992 Act as a consequence of TCI's ownership interests, through its affiliates such as Liberty, in both cable systems and cable programming services, including, among others, The

Family Channel and FiT TV. Because of vertical ownership limits adopted by the FCC, Liberty may determine to eliminate or reduce its ownership interest in the Company, or TCI may determine to limit or terminate the carriage of The Family Channel or FiT TV by its affiliates. Channels that are controlled by a single majority stockholder are not "attributable" to cable system operators that hold a minority interest in such channels. Therefore, it is unlikely that the vertical ownership limits will have an effect on carriage of The Family Channel or FiT TV by TCI-affiliated cable systems if the Company is deemed to be controlled by a single majority stockholder as determined in accordance with the 1992 Act. If cable systems affiliated with TCI cease to carry The Family Channel, the Company could be materially and adversely affected. Although the Company does not expect any immediate impact from these regulations, such regulations may in the future have an effect on the carriage of The Family Channel or FiT TV on cable systems affiliated with TCI as well as other cable systems.

     Financial Interest and Syndication Rules. Until recently, under FCC regulations and a 1980 consent decree entered in the United States District Court for the Central District of California, the major broadcast networks (ABC, CBS, and NBC) were severely restricted in the extent to which they could acquire financial interests in non-network produced television programs, as well as their rights to "syndicate" or distribute to local television stations in the United States and abroad the programming they produced. In 1995, the FCC eliminated the last of these rules. Although the lifting of restrictions on the financial interest and syndication rules may create a greater demand by the networks for co-production of programs with independent producers such as MTM, MTM may be adversely affected by the elimination of the rules. Specifically, these changes may materially adversely affect MTM's future syndication revenue if the networks substantially decrease the amount of outside-produced programming they purchase, or if the networks elect to discontinue use of third-party syndicators (like MTM) to distribute their programming. Moreover, the elimination of the rules may result in new levels of competition from the networks in the program production and syndication industries that may have a material adverse affect on MTM's future revenues.

  State and Local Regulation

     Cable television systems are generally constructed and operated under non-exclusive franchises granted by a municipality or other state or local governmental entity. Franchises are granted for fixed terms and are subject to periodic renewal. The 1984 Act places certain limitations on an LFA's ability to control the operations of a cable operator, and the courts from time to time have reviewed the constitutionality of several franchise requirements, often with inconsistent results. The 1992 Act prohibits exclusive franchises, and allows LFAs to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Act also allows LFAs to operate their own multichannel video distribution systems without having to obtain franchises. Moreover, LFAs are immunized from monetary damage awards arising from their regulation of cable television systems or their decisions on franchise grants, renewals, transfers, and amendments.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state. Cable franchises generally contain provisions governing time limitations on the commencement and completion of construction, and governing conditions of service, including the number of channels, the types of programming (but not the actual cable programming channels to be carried), and the provision of free service to schools and certain other public institutions. The specific terms and conditions of a franchise and the laws and regulations under which it is granted directly affect the profitability of the cable television system, and thus the cable television system's financial ability to carry programming. Local governmental authorities also may certify to regulate basic cable rates. Local rate regulation for a particular system could result in resistance on the part of the cable operator to the amount of subscriber fees charged by the Company for its programming.

     Various proposals have been introduced at the state and local level with regard to the regulation of cable television systems, and a number of states have enacted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies.

                         PATENTS, TRADEMARKS & LICENSES

     The Company has received United States service mark registration of "The Family Channel," the related design logo, "FAM," and "International Family Entertainment." FiT TV has applied for United States service mark registration of "FiT TV" and the related design logo. MTM has received United States service mark registration of "MTM" and the related design logos, including the MTM cat logo. Calvin Gilmore Productions has received United States trademark registration of "The Great American Music Show" and "Carolina Opry." In addition, the Company or its subsidiaries has received or applied for registration of numerous other marks relating to its entertainment products and services in the United States and various foreign countries. The Company registers, and endeavors to take the necessary actions to protect, the marks created and acquired in its businesses.

     The Company generally obtains copyright protection for each episode of its television programs. Certain of the Company's copyrights, trademarks, and service marks may be considered material to the Company's business.

                                   EMPLOYEES

     As of December 31, 1996, the Company had 837 employees. Certain of the Company's subsidiaries have entered into collective bargaining agreements with certain entertainment industry guilds with respect to certain personnel hired in connection with the production of programming. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     In December 1993, the Company consummated the purchase of a facility located in Virginia Beach, Virginia, where it relocated its executive and certain administrative offices, a sales office, and an affiliate relations office during 1994. The Company's master control, satellite uplink, and postproduction facilities are located in a portion of a corporate support building at CBN Center, Virginia Beach, Virginia, which the Company leases from CBN. Prior to 1994, the Company's headquarters were also located at this site. See Item 13 "Certain Relationships and Related Transactions" and the information incorporated therein by reference.

     In addition, The Family Channel leases from unaffiliated parties office space for its sales offices in New York, Atlanta, Chicago, Detroit, and Los Angeles, and for affiliate relations offices in Atlanta; Boston; Chicago; Dallas; Denver; Newport Beach, California; and Jackson, Mississippi. MTM leases space for its main operations in Los Angeles and for its sales offices in Chicago, New York, and London.

     Calvin Gilmore Productions owns or leases three theaters (two of which have been leased to third parties) and a recording studio in Myrtle Beach, South Carolina, and leases a fourth theater in Charleston, South Carolina.

     The Company's principal physical assets include various television post-production and editing equipment and certain earth station transmitting and receiving facilities. The Company has also acquired satellite transmission and retransmission capacity, including three domestic satellite transponders and an uplink facilities lease agreement with CBN. See Item 13 "Certain Relationships and Related Transactions" and the information incorporated by reference therein.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims arising out of its normal business operations. The Company is not now engaged in any such legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages, as of March 1, 1997, and positions with the Company, are set forth below.

NAME                          AGE                            POSITION
----------------------------  ---   -----------------------------------------------------------
M.G. "Pat" Robertson........  66    Chairman of the Board and Director
Timothy B. Robertson........  42    President, Chief Executive Officer and Director
Larry W. Dantzler...........  41    Senior Vice President and Chief Financial Officer
David R. Humphrey...........  40    Senior Vice President -- Investor Relations and Strategic
                                    Planning
Louis A. Isakoff............  42    Senior Vice President, General Counsel, Secretary and
                                    Director
K. John "Gus" Lucas.........  49    President -- Family Channel Programming
D. Paul Newton..............  40    Senior Vice President -- International Business Development
Diane Linen Powell..........  49    Senior Vice President -- Corporate Communications
B. Randall Seiler...........  43    Senior Vice President -- Engineering and Technical Services
Craig R. Sherwood...........  45    Senior Vice President and Managing Director -- Affiliate
                                    Relations
Richard L. Sirvaitis........  47    President -- IFE Advertising Sales
Anthony D. Thomopoulos......  59    Chief Executive Officer of MTM

     The executive officers of the Company are elected by the Company's Board of Directors to serve until their successors are elected and qualified. The following is a brief description of the background of each of the executive officers of the Company for at least the past five years.

     M.G. "PAT" ROBERTSON has served as Chairman of the Board and as a Director of the Company since December 1989. He has served as Chairman of the Board of CBN since January 1960, Chief Executive Officer and President of CBN from January 1960 to January 1987, and from January 1990 to September 1993, and Chief Executive Officer of CBN from September 1993 to the present. He is also Chairman of United States Media Corporation, Chairman of Northstar Entertainment Group, Inc., Chairman of Asia Pacific Media, Inc., Chairman of Porchlight Entertainment, Inc., President of the American Center for Law and Justice, President of Operation Blessing International Relief and Development Corporation, President of African Development Company, Ltd., and Chancellor and a member of the Board of Trustees of Regent University.

     TIMOTHY B. ROBERTSON has been President and Chief Executive Officer and a Director of the Company since December 1989. He is currently a board member of the National Cable Television Association, the National Academy of Cable Programming, the Cable Television Advertising Bureau, the Walter Kaitz Foundation and Cable in the Classroom, and a member of the Board of Trustees of Regent University. Mr. Robertson is Chairman of MTM.

     LARRY W. DANTZLER has been Senior Vice President and Chief Financial Officer of the Company since December 1992, and from January 1990 to such date, served as Vice President and Chief Financial Officer of the Company.

     DAVID R. HUMPHREY has been Senior Vice President -- Investor Relations and Strategic Planning of the Company since December 1993, and from July 1992 to such date, served as Vice President -- Financial Relations of the Company. From January 1981 to June 1992, he was Director of Financial Reporting for TCI, and from August 1989 to June 1992, also served as an Assistant Vice President of TCI.

     LOUIS A. ISAKOFF has been Senior Vice President, General Counsel and Secretary of the Company since December 1992, and from January 1990 to such date, served as Vice President, General Counsel and Secretary of the Company. He has served as a Director of the Company since December 1989.

     K. JOHN "GUS" LUCAS has been the Company's President -- Family Channel Programming since October 1996, and from May 1995 to such date, served as Senior Vice President -- Programming of the Company. From August 1986 to September 1993, he was Executive Vice President of Viacom Entertainment Group, and from March 1987 to August 1993, served as Viacom's President of West Coast Operations. Previously, he was Vice President and Assistant to the President, ABC Entertainment.

     D. PAUL NEWTON has been Senior Vice President -- International Business Development of the Company since April 1996. From August 1993 to April 1996, he served as Managing Director of The Family Channel (UK). From August 1988 to August 1993, he served as a Senior Manager with Price Waterhouse LLP.

     DIANE LINEN POWELL has been Senior Vice President -- Corporate Communications of the Company since October 1996, and from July 1994 to such date, served as Vice President -- Public Relations of the Company. From 1988 to 1990, she served as Senior Vice President of Development of the Television Bureau of Advertising. Prior to 1988, she spent ten years at NBC, serving as, among other positions, Vice President of Affiliate Relations, and three years in investment banking at Communications Equity Associates.

     B. RANDALL SEILER has served as Senior Vice President -- Engineering and Technical Services since September 1994, and from July 1991 to such date, served as Vice President -- Engineering and Technical Services of the Company. From March 1984 to July 1991, he was Director of Engineering for Pyramid Production Group, a television production company.

     CRAIG R. SHERWOOD has served as Senior Vice President and Managing Director -- Affiliate Relations of the Company since December 1992, and from January 1990 to such date, served as Vice President and Managing
Director -- Affiliate Relations of the Company.

     RICHARD L. SIRVAITIS was named President -- IFE Advertising Sales in May 1995 and is responsible for all advertising sales-related activity for the Company. From August 1994 to April 1995, Mr. Sirvaitis was Executive Vice President -- News and was responsible for all domestic sales for CNN/Headline News and the CNN Broadcast Networks. From 1990 to July 1994, he served as Executive Vice President, Operating Officer of National Sales for the Turner Entertainment Networks.

     ANTHONY D. THOMOPOULOS was named Chief Executive Officer of MTM in March 1995 and is responsible for all domestic and international programming of the Company. From late 1991 to March 1995, he was President of Amblin Television, a division of Steven Spielberg's Amblin Entertainment. In 1989, Mr. Thomopoulos formed Thomopoulos Productions, which produced both motion pictures and television programs. Prior to 1989, he had served as, among other positions, President of ABC Entertainment, President of ABC Broadcast Group, and Chairman of United Artists Pictures.

     Pat Robertson and Timothy B. Robertson are father and son. No other family relationships exist between any other executive officers of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since the IPO, the Class B Common Stock has traded on the New York Stock Exchange under the symbol "FAM". Quarterly price information (high and low sale price) with respect to the Class B Common Stock is set forth under the caption entitled "Quarterly Financial Information" on page F-26 hereof and such information is incorporated herein by reference. There is no established public trading market for the Class A Common Stock or the Class C Common Stock.

     As of March 1, 1997, there were approximately 5,600 holders of the Class B Common Stock, including 1,310 stockholders of record. As of the same date, there were three holders of record of the Class A Common Stock and one holder of record of the Class C Common Stock.

     No cash dividends have been paid with respect to the Common Stock. The Company currently intends to retain earnings to fund future growth and has no current plans to pay any cash dividends on the Common Stock in the foreseeable future, although the dividend policy is reviewed by the Company's Board of Directors from time to time and could be changed. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's profitability and financial condition, capital requirements, statutory restrictions, requirements of the Company's lenders, future prospects and other factors deemed relevant by the Company's Board of Directors. If any dividends are paid to the holders of Common Stock, the holders of Class A Common Stock, Class B Common Stock and Class C Common Stock will share equally in the dividends on a per-share basis.

     The terms of the Company's agreements relating to indebtedness restrict the Company's ability to pay dividends on the Common Stock under certain circumstances. A description of these restrictions is included in Notes E and F to the consolidated financial statements incorporated by reference in Item 8 of this Form 10-K. Reference is also made to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the information incorporated by reference therein.

ITEM 6.  SELECTED FINANCIAL DATA

     A summary of selected consolidated financial data for the Company for the five years ended December 31, 1996 is set forth under the caption entitled "Selected Consolidated Financial Data" on pages F-27 and F-28 hereof and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding the Company's financial condition, changes in financial condition, and results of operations is set forth under the caption entitled "Management's Discussion and Analysis" on pages F-29 through F-41 hereof and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements and notes thereto for the Company, together with the report of KPMG Peat Marwick LLP, are set forth on pages F-2 through F-25 hereof, and are incorporated herein by reference. Supplementary quarterly financial information is set forth under the caption "Quarterly Financial Information" on page F-26 hereof and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Part III (Items 10, 11, 12 and 13) has been incorporated herein by reference to the 1997 Proxy Statement as set forth below, in accordance with General Instruction G(3) of Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is set forth in the sections entitled "Election of Directors" and "Compliance with Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement and is incorporated herein by reference. Pursuant to General Instruction G(3) of Form 10-K, certain information concerning the executive officers of the Company is set forth under the caption entitled "Executive Officers of the Company" in an unnumbered item following Item 4 in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding compensation of officers and directors of the Company is set forth in the section entitled "Executive Compensation" in the 1997 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of certain of the Company's securities is set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions with the Company is set forth in the section entitled "Certain Relationships and Related Transactions" in the 1997 Proxy Statement and is incorporated herein by reference.

                                      III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report:

          (1)-(2) Financial Statements and Schedules:

             The list of financial statements and schedules set forth in the accompanying Index to Financial Information is incorporated herein by reference. Such financial statements and schedules are filed as part of this Form 10-K.

        (3) Exhibits:

             The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

     (b) Reports on Form 8-K (filed during the fourth quarter of 1996):

           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INTERNATIONAL FAMILY
                                                     ENTERTAINMENT, INC.
                                               (Registrant)

                                          By:    /s/ TIMOTHY B. ROBERTSON
                                            ------------------------------------
                                                    Timothy B. Robertson
                                               President and Chief Executive
                                                           Officer

Dated: March 17, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                     DATE
---------------------------------------------   ------------------------------   ---------------

             /s/ M.G. ROBERTSON                 Chairman of the Board and         March 17, 1997
---------------------------------------------     Director
               M.G. Robertson

          /s/ TIMOTHY B. ROBERTSON              President, Chief Executive        March 17, 1997
---------------------------------------------     Officer and Director
            Timothy B. Robertson                  (Principal Executive
                                                  Officer)

            /s/ LOUIS A. ISAKOFF                Senior Vice President,            March 17, 1997
---------------------------------------------     Secretary, General Counsel
              Louis A. Isakoff                    and Director

            /s/ LARRY W. DANTZLER               Senior Vice President and         March 17, 1997
---------------------------------------------     Chief Financial Officer
              Larry W. Dantzler                   (Principal Accounting
                                                  Officer)

             /s/ LOWELL W. MORSE                Director                          March 17, 1997
---------------------------------------------
               Lowell W. Morse

                         INDEX TO FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                        -----

Consolidated Financial Statements

      Consolidated Balance Sheets.....................................................    F-2

      Consolidated Statements of Operations...........................................    F-3

      Consolidated Statements of Cash Flows...........................................    F-4

      Consolidated Statements of Stockholders' Equity.................................    F-5

      Notes to Consolidated Financial Statements......................................    F-6

Independent Auditors' Report..........................................................   F-25

Quarterly Financial Information.......................................................   F-26

Selected Consolidated Financial Data..................................................   F-27

Management's Discussion and Analysis

      General.........................................................................   F-29

      Results of Operations...........................................................   F-29

            Cable Networks Segment Information........................................   F-30
                  The Family Channel..................................................   F-30
                  FiT TV..............................................................   F-32
                  International Networks..............................................   F-34

            Production & Distribution Segment Information.............................   F-35

            Live Entertainment Segment Information....................................   F-38

            Other Income and Expense Information......................................   F-39

            Use of Estimates..........................................................   F-40

      Liquidity and Capital Resources.................................................   F-40

      Inflation.......................................................................   F-41

      Income Taxes....................................................................   F-41

Financial Statement Schedule

      II--Valuation and Qualifying Accounts...........................................   F-42
       All other schedules are omitted because the required information is not present, or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

Independent Auditors' Report on Financial Statement Schedule..........................   F-43

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31
                                                                    ---------------------------
                                                                        1996           1995
                                                                    ------------   ------------
                                            ASSETS
Current assets
      Cash and cash equivalents...................................  $  4,997,000   $ 32,865,000
      Investment in marketable securities.........................     9,053,000      8,290,000
      Accounts receivable, net of allowances of $4,662,000 and
       $5,780,000.................................................   121,359,000     95,699,000
      Film rights, current portion................................    97,441,000     56,355,000
      Prepaid expenses and other..................................     4,401,000     11,511,000
                                                                    ------------   ------------
          Total current assets....................................   237,251,000    204,720,000
Property and equipment, net.......................................    62,877,000     73,028,000
Film rights.......................................................   144,680,000    105,094,000
Long-term accounts receivable, net of allowances of $126,000 and
  $520,000........................................................    17,530,000     24,754,000
Investment in equity securities -- related party..................    35,458,000             --
Other investments, net of deferred gain of $2,616,000.............    14,889,000     16,575,000
Goodwill, net of accumulated amortization of $8,830,000 and
  $6,552,000......................................................    48,517,000     54,795,000
Deferred tax benefit..............................................     1,076,000             --
Other assets......................................................     6,405,000      2,461,000
                                                                    ------------   ------------
                                                                    $568,683,000   $481,427,000
                                                                    ============   ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable............................................  $ 12,874,000   $ 14,598,000
      Accrued liabilities.........................................    11,756,000     13,121,000
      Accrued participations and residuals........................    15,613,000     11,615,000
      Current portion of film rights payable......................    44,050,000     38,161,000
      Current maturities of debt..................................     1,205,000        181,000
      Income taxes payable........................................     9,214,000             --
      Current portion of deferred income taxes....................     6,544,000        611,000
      Deferred income.............................................     7,927,000      5,891,000
                                                                    ------------   ------------
          Total current liabilities...............................   109,183,000     84,178,000
Film rights payable...............................................    50,643,000     32,714,000
Long-term debt....................................................   171,251,000    153,752,000
Accrued interest -- related party.................................       273,000        327,000
Convertible Notes -- related party................................    23,000,000     23,000,000
Other liabilities, including participations and residuals.........    11,079,000     10,347,000
Deferred income taxes.............................................            --      2,676,000
Commitments and contingencies (Note N)
Minority interests................................................     2,062,000      3,130,000
Stockholders' equity
      Class A Common Stock, $.01 par value, convertible,
       10,000,000 shares authorized, 5,000,000 shares issued and
       outstanding................................................       143,000        143,000
      Class B Common Stock, $.01 par value, 100,000,000 shares
       authorized, 32,786,538 and 33,039,831 shares issued and
       outstanding................................................   101,456,000    104,886,000
      Class C Common Stock, $.01 par value, convertible,
       20,000,000 shares authorized, 7,088,732 shares issued and
       outstanding................................................    50,717,000     50,717,000
      Unearned compensation -- Stock Plan.........................      (562,000)    (1,697,000)
      Cumulative foreign currency translation adjustment..........            --        665,000
      Unrealized gain (loss) on marketable securities.............       351,000       (373,000)
      Retained earnings...........................................    49,087,000     16,962,000
                                                                    ------------   ------------
          Total stockholders' equity..............................   201,192,000    171,303,000
                                                                    ------------   ------------
                                                                    $568,683,000   $481,427,000
                                                                    ============   ============

          See accompanying notes to consolidated financial statements

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31
                                                   ----------------------------------------------
                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Operating revenues...............................  $332,810,000     $294,858,000     $242,050,000
                                                   ------------     ------------     ------------
Operating expenses
      Production and programming.................   178,762,000      155,685,000      137,294,000
      Selling and marketing......................    64,544,000       61,122,000       49,819,000
      New business development...................     2,317,000        9,908,000        4,991,000
      General and administrative.................    28,745,000       27,088,000       21,967,000
      Amortization of goodwill...................     2,278,000        2,657,000        2,532,000
                                                   ------------     ------------     ------------
          Total operating expenses...............   276,646,000      256,460,000      216,603,000
                                                   ------------     ------------     ------------
          Operating income.......................    56,164,000       38,398,000       25,447,000
                                                   ------------     ------------     ------------
Other income (expense)
      Investment income (loss)...................     2,843,000        1,883,000       (2,522,000)
      Interest expense -- related parties........    (1,606,000)      (2,134,000)      (1,754,000)
      Interest expense -- other..................   (10,945,000)     (10,855,000)      (9,280,000)
      Minority interests in losses...............     2,359,000        4,916,000        5,277,000
      Gain on disposition of assets -- related
        party....................................    13,685,000               --               --
      Other income (expense), net (Note B).......    (5,640,000)         522,000        7,789,000
                                                   ------------     ------------     ------------
          Total other income (expense)...........       696,000       (5,668,000)        (490,000)
                                                   ------------     ------------     ------------
          Income before income taxes.............    56,860,000       32,730,000       24,957,000
Provision for income taxes.......................   (24,735,000)     (14,066,000)     (10,165,000)
                                                   ------------     ------------     ------------
          Net income.............................    32,125,000       18,664,000       14,792,000
Dividend requirement on Preferred Stock..........            --               --       (2,200,000)
Distribution -- exchange of Preferred Stock......            --      (12,163,000)              --
                                                   ------------     ------------     ------------
          Net income available for Common
            Stock................................  $ 32,125,000     $  6,501,000     $ 12,592,000
                                                   ============     ============     ============
Primary and fully diluted earnings per common
  share..........................................  $       0.69     $       0.16     $       0.30
                                                   ============     ============     ============

          See accompanying notes to consolidated financial statements

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31
                                                     --------------------------------------------
                                                         1996            1995            1994
                                                     -------------   -------------   ------------
Cash flows from operating activities
  Net income.......................................  $  32,125,000   $  18,664,000   $ 14,792,000
                                                     -------------   -------------   ------------
  Adjustments to reconcile net income to net cash
     provided by operating activities
       Amortization of film rights.................    145,047,000     120,277,000    103,231,000
       Depreciation and amortization of property
          and equipment, goodwill, and other
          assets...................................     11,270,000      10,840,000      9,611,000
       Write-downs of marketable securities........             --              --      3,706,000
       Allowances against investments..............      5,250,000              --             --
       Share of losses of affiliates, net..........        514,000       1,345,000             --
       Minority interests in losses................     (2,359,000)     (4,916,000)    (5,277,000)
       Gain on marketable securities...............     (1,924,000)             --             --
       Gain on disposition of assets -- related
          party....................................    (13,685,000)             --             --
       Compensation -- Stock Plan..................        686,000       1,351,000      1,127,000
       Deferred income tax expense.................      5,477,000      11,654,000      1,206,000
       Changes in assets and liabilities, net of
          effect of acquisitions and dispositions
            Accounts receivable, net of
               allowances..........................    (23,257,000)    (29,048,000)     1,093,000
            Marketable securities, prepaids, and
               other...............................    (14,264,000)     (5,837,000)     9,020,000
            Accounts payable and accrued
               liabilities.........................      1,440,000      (1,304,000)   (15,211,000)
            Income taxes payable...................      8,702,000     (10,428,000)     6,202,000
            Deferred income........................      1,537,000      (6,278,000)     3,451,000
                                                     -------------   -------------   ------------
       Total adjustments...........................    124,434,000      87,656,000    118,159,000
                                                     -------------   -------------   ------------
     Net cash provided by operating activities.....    156,559,000     106,320,000    132,951,000
                                                     -------------   -------------   ------------
Cash flows from investing activities
  Acquisitions of original programming.............   (133,527,000)    (57,184,000)   (82,806,000)
  Acquisitions of original programming -- related
     parties.......................................     (2,197,000)     (2,747,000)      (457,000)
  Cash paid for acquisition........................             --      (3,060,000)            --
  Other investments, including advances............    (21,506,000)     (6,102,000)            --
  Repayment of advances............................     17,494,000              --             --
  Purchases of marketable securities...............             --        (858,000)   (12,217,000)
  Sales of marketable securities...................      4,954,000       1,089,000      3,689,000
  Additions to property and equipment..............     (9,775,000)    (10,182,000)    (9,443,000)
  Proceeds from sales of property and equipment....             --              --      2,504,000
                                                     -------------   -------------   ------------
     Net cash used in investing activities.........   (144,557,000)    (79,044,000)   (98,730,000)
                                                     -------------   -------------   ------------
Cash flows from financing activities
  Payments on film rights..........................    (58,142,000)    (46,167,000)   (42,428,000)
  Proceeds from debt issuances.....................     59,150,000     313,250,000      5,000,000
  Principal payments on debt.......................    (40,703,000)   (285,417,000)   (31,201,000)
  Cash provided by minority partners...............      3,000,000       4,523,000      2,774,000
  Payment of Preferred Stock dividends.............             --      (1,109,000)    (2,200,000)
  Repurchases of Common Stock......................     (2,981,000)     (4,357,000)    (2,661,000)
  Repurchases of Common Stock -- related parties...             --     (13,819,000)            --
                                                     -------------   -------------   ------------
     Net cash used in financing activities.........    (39,676,000)    (33,096,000)   (70,716,000)
                                                     -------------   -------------   ------------
Effect of foreign currency rate changes............       (194,000)        (31,000)     1,094,000
                                                     -------------   -------------   ------------
Decrease in cash and cash equivalents..............    (27,868,000)     (5,851,000)   (35,401,000)
Cash and cash equivalents at beginning of year.....     32,865,000      38,716,000     74,117,000
                                                     -------------   -------------   ------------
Cash and cash equivalents at end of year...........  $   4,997,000   $  32,865,000   $ 38,716,000
                                                     =============   =============   ============

          See accompanying notes to consolidated financial statements

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                           UNREALIZED
                  10%                                                          CUMULATIVE     GAIN
              CONVERTIBLE                                                       FOREIGN      (LOSS)
               CUMULATIVE   CLASS A     CLASS B       CLASS C      UNEARNED     CURRENCY       ON        RETAINED
               PREFERRED     COMMON      COMMON       COMMON     COMPENSATION  TRANSLATION MARKETABLE    EARNINGS
                 STOCK       STOCK       STOCK         STOCK      STOCK PLAN   ADJUSTMENT  SECURITIES   (DEFICIT)       TOTAL
              ------------  --------  ------------  -----------  ------------  ----------  ----------  ------------  ------------
BALANCES AT
  JANUARY 1,
  1994....... $ 21,670,000  $150,000  $146,198,000  $        --  $(1,701,000)  $ (11,000)  $      --   $(13,089,000) $153,217,000
Conversion of
  Class A
  Common
  Stock,
  500,000
  shares.....           --   (17,000)       17,000           --           --          --          --             --            --
Issuance of
  Class B
  Common
  Stock under
  the Stock
  Plan,
  140,482
  shares.....           --        --     2,258,000           --   (2,257,000)         --          --             --         1,000
Forfeiture of
  Class B
  Common
  Stock under
  the Stock
  Plan,
  14,000
  shares.....           --        --      (148,000)          --      147,000          --          --             --        (1,000)
Compensation -- Stock
  Plan.......           --        --            --           --    1,127,000          --          --             --     1,127,000
Repurchase
  and
  retirement
  of Class B
  Common
  Stock,
  176,033
  shares.....           --        --    (2,661,000)          --           --          --          --             --    (2,661,000)
Increase in
  deferred
  tax benefit
  related to
  initial
  basis
  differences
  (Note K)...           --        --     6,000,000           --           --          --          --             --     6,000,000
Foreign
  currency
  translation
adjustment...           --        --            --           --           --     989,000          --             --       989,000
Unrealized
  loss on
  marketable
securities...           --        --            --           --           --          --    (156,000)            --      (156,000)
Net income...           --        --            --           --           --          --          --     14,792,000    14,792,000
Preferred
  Stock
  dividends
  paid.......           --        --            --           --           --          --          --     (2,200,000)   (2,200,000)
              ------------  --------  ------------  -----------  -----------   ---------   ---------   ------------  ------------
BALANCES AT
  DECEMBER
  31, 1994...   21,670,000   133,000   151,664,000           --   (2,684,000)    978,000    (156,000)      (497,000)  171,108,000
Exchange of
  Preferred
  Stock for
  Class B
  Common
  Stock,
  4,000,000
  shares.....  (21,670,000)       --    21,670,000           --           --          --          --             --            --
Exchange of
  Class B
  Common
  Stock for
  Class C
  Common
  Stock,
  5,670,986
  shares
  (Note H)...           --        --   (50,703,000)  50,703,000           --          --          --             --            --
Issuance of
  Class B
  Common
  Stock under
  the Stock
  Plan,
  37,637
  shares.....           --        --       578,000           --     (578,000)         --          --             --            --
Forfeiture of
  Class B
  Common
  Stock under
  the Stock
  Plan,
  15,280
  shares.....           --        --      (214,000)          --      214,000          --          --             --            --
Compensation -- Stock
  Plan.......           --        --            --           --    1,351,000          --          --             --     1,351,000
Repurchase
  and
  retirement
  of Class B
  Common
  Stock,
  1,357,456
  shares.....           --        --   (18,176,000)          --           --          --          --             --   (18,176,000)
Five-for-four
  stock
  split,
  including
  $5,000 paid
  for
  fractional
  shares
  (Note I)...           --    10,000        67,000       14,000           --          --          --        (96,000)       (5,000)
Foreign
  currency
  translation
  adjustments...           --       --           --          --           --    (313,000)         --             --      (313,000)
Unrealized
  loss on
  marketable
securities...           --        --            --           --           --          --    (217,000)            --      (217,000)
Net income...           --        --            --           --           --          --          --     18,664,000    18,664,000
Preferred
  Stock
  dividends
  paid.......           --        --            --           --           --          --          --     (1,109,000)   (1,109,000)
              ------------  --------  ------------  -----------  -----------   ---------   ---------   ------------  ------------
BALANCES AT
  DECEMBER
  31, 1995...           --   143,000   104,886,000   50,717,000   (1,697,000)    665,000    (373,000)    16,962,000   171,303,000
Issuance of
  Class B
  Common
  Stock under
  the Stock
  Plan, 812
  shares.....           --        --        11,000           --      (11,000)         --          --             --            --
Forfeiture of
  Class B
  Common
  Stock under
  the Stock
  Plan,
  31,936
  shares.....           --        --      (460,000)          --      460,000          --          --             --            --
Exercise of
  options to
  purchase
  Class B
  Common
  Stock under
  the Stock
  Plan,
  19,333
  shares.....           --        --       266,000           --           --          --          --             --       266,000
Compensation -- Stock
  Plan.......           --        --            --           --      686,000          --          --             --       686,000
Repurchase
  and
  retirement
  of Class B
  Common
  Stock,
  241,502
  shares.....           --        --    (3,247,000)          --           --          --          --             --    (3,247,000)
Foreign
  currency
  translation
adjustment...           --        --            --           --           --    (665,000)         --             --      (665,000)
Unrealized
  gain on
  marketable
securities...           --        --            --           --           --          --     724,000             --       724,000
Net income...           --        --            --           --           --          --          --     32,125,000    32,125,000
              ------------  --------  ------------  -----------  -----------   ---------   ---------   ------------  ------------
BALANCES AT
  DECEMBER
  31, 1996... $         --  $143,000  $101,456,000  $50,717,000  $  (562,000)  $      --   $ 351,000   $ 49,087,000  $201,192,000
              ============  ========  ============  ===========  ===========   =========   =========   ============  ============

          See accompanying notes to consolidated financial statements

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations

     International Family Entertainment, Inc. (together with its consolidated subsidiaries, "IFE" or the "Company") produces, exhibits, and distributes entertainment and informational programming as well as related products targeted at families worldwide. IFE's principal business is The Family Channel, an advertiser-supported cable television network that provides family-oriented entertainment and informational programming in the United States.

     In addition, IFE owns MTM Entertainment, Inc. ("MTM"), a producer and worldwide distributor of television series and made-for-television movies and the owner of a significant library of television programming; FiT TV, an advertiser-supported health and fitness cable network which operates principally in the United States; and Calvin Gilmore Productions, Inc., a producer of live musical variety shows. IFE also operated The Family Channel (UK), an advertiser-supported network in the United Kingdom, through its disposition on April 22, 1996, and The Family Channel De Las Americas, which provided Spanish-language, family-oriented entertainment programming, as well as fitness programming, to Mexico, Central America, and portions of South America, through the discontinuance of its operations in November 1996. Additionally, in 1995, IFE operated the Ice Capades, a touring ice show.

  Basis of Presentation

     The accompanying consolidated financial statements for the years ended December 31, 1996, 1995, and 1994 include the accounts of the Company and all majority-owned subsidiaries (including joint ventures). All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents

     All highly-liquid debt instruments purchased with original maturities of three months or less are classified as cash equivalents.

  Marketable Securities

     Marketable securities consist of investments in U.S. Government bonds and notes and other marketable debt or equity securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" securities and reported at fair value, with unrealized gains and losses included in the determination of net income. Gains and losses on transactions involving futures contracts or other derivative securities are also included in the determination of net income. Debt and equity securities not classified as trading securities are classified as "available-for-sale" securities and reported at fair value, with unrealized gains and losses excluded from the determination of net income (unless an other-than-temporary impairment shall have occurred) and reported, net of related tax effect, as a separate component of stockholders' equity. The cost of securities sold is determined using the specific identification method.

  Property and Equipment

     Property and equipment is stated at cost. Buildings and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets: buildings and building improvements -- 20 to 40 years; satellite transponders -- 12 years; broadcasting and production equipment -- 3 to 5 years; and furniture and other equipment -- 3 to 10 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or estimated useful lives of the assets.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

  Film Rights

     Film rights include exhibition and exploitation rights acquired under license agreements for the Company's own use on its cable networks and for relicensing to others. Also included in film rights are costs of programming, including films-in-progress, produced for exhibition by the Company on its cable networks or produced for others. These costs, including allocated overhead, are capitalized as incurred. Rights acquired under license agreements, along with the related obligations, are recorded at the face amount of the contract at the time the programming is made available.

     Film rights, other than films-in-progress (which are stated at cost), are stated at the lower of cost, less related amortization, or net realizable value. Exhibition rights are amortized on a straight-line basis over the estimated number of airings. Production and exploitation costs related to programs produced for others are amortized based on the percentage that current year revenues bear to estimated future revenues on a program-by-program basis. Estimates of future airings and revenues are periodically reviewed by management and revised when warranted by changing conditions, such as changes in expected usage of a program on the Company's cable networks or changes in the distribution marketplace.

     The current portion of film rights is based upon the estimated portion of these assets which is expected to be amortized over the next year.

  Other Investments

     Other investments in which the Company's voting interest is less than 20% are carried at cost.

     Investments in affiliates in which the Company's voting interest is 20% to 50% are accounted for under the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur. The excess of the cost of the stock of those affiliates over the Company's share of net assets at the acquisition date is amortized on a straight-line basis over the expected period to be benefited, generally 25 years.

  Goodwill

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 25 years. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted future operating cash flows for each subsidiary having a material goodwill balance. The evaluation of goodwill will be impacted if estimated future operating cash flows are not achieved. Based upon its most recent analysis, the Company believes that no material impairment of goodwill existed at December 31, 1996.

  Foreign Currency Translation

     All balance sheet accounts of foreign investments were translated at the current exchange rate as of the end of the accounting period. The resulting translation adjustment was recorded as a separate component of stockholders' equity. Income statement items are translated at average currency exchange rates.

  Revenue Recognition

     Advertising revenue is recognized in the period in which the advertising commercials or programs are telecast. Subscriber fees are recognized in the period during which the network services are provided to a cable system operator or other distributor.

     Production and distribution revenues are recognized in the period in which programming becomes available for telecast by others. Long-term receivables arising from distribution arrangements are recorded at their net present values when revenue is recognized. Amounts received in advance of recognition of revenue are recorded as deferred income. Costs of profit participations and residual payments are accrued, based upon amounts expected to be payable, at the time revenue is recognized.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

  Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

  Stock Options

     Prior to January 1, 1996, the Company accounted for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25. Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Earnings Per Share

     The Convertible Notes, as described in Note F, are considered to be common stock equivalents and, accordingly, the computations of primary and fully diluted earnings per share assume conversion of the Convertible Notes if the effect of such conversion is dilutive. Stock options are also included in the computations of primary and fully diluted earnings per share if their effect is dilutive.

     For the year ended December 31, 1996, primary and fully diluted earnings per common share were computed by increasing net income available for Common Stock by the interest on the Convertible Notes, net of the related tax effect, and dividing the result by the average number of common shares (48,022,327) outstanding during 1996.

     For the years ended December 31, 1995 and 1994, primary and fully diluted earnings per common share were computed by dividing net income available for Common Stock by the average number of common shares (40,754,635 and 41,820,072, respectively) outstanding during such years. In 1995, the impact of the Exchange Agreement, as described in Note H, on earnings per common share was a reduction of $0.24 per common share.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Reclassifications

     Certain amounts have been reclassified for comparability with the 1996 financial statement presentation.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

NOTE B -- ACQUISITIONS AND OTHER INVESTMENTS

  Body By Jake Enterprises

     In July 1995, the Company acquired a 20% interest in Body By Jake Enterprises, LLC ("BBJE"), a fitness licensing and television production company, for $4,000,000 in cash.

  China Entertainment Television Broadcast Limited

     In June 1995, the Company acquired a 33 1/3% interest in an entity which held convertible demand notes, which were convertible into an 80% equity interest in China Entertainment Television Broadcast Limited. This entity recorded a valuation allowance in 1995 of which the Company's share was approximately $1,500,000, which is reflected in the determination of other income and expense in the 1995 Consolidated Statement of Operations. In November 1996, these convertible demand notes were sold to a third party for approximately 77.5% of their face value.

  Ice Capades

     In February 1995, the Company acquired the assets of the Ice Capades for consideration, consisting principally of assumed liabilities, amounting to approximately $10,200,000. The liabilities assumed in the transaction included $6,728,000 of cash advances by IFE prior to closing.

     On December 31, 1995, the Company sold its interest in the Ice Capades to a certain sports marketing enterprise in exchange for 7 1/2% convertible notes, due in 2005, in the principal amount of $10,200,000 and the assumption of cash advances due to the Company amounting to $4,090,000 at December 31, 1995. These notes will be convertible, beginning in 1998, at the option of the Company, into a majority interest in the acquiring entity. Accordingly, the gain on this transaction amounting to $2,616,000 was deferred. In addition, on this same date, the Company and the acquiring entity entered into a revolving credit agreement whereby the Company agreed to advance the acquiring entity up to $12,000,000 (including the aforementioned $4,090,000 in cash advances). During 1996, this revolving credit agreement was replaced by a bank credit facility which is guaranteed by IFE. In 1996, the Company recorded a valuation allowance in connection with its investment in the aforementioned 7 1/2% convertible notes. Such valuation allowance, which amounted to $5,300,000, is reflected in the determination of other income and expense in the 1996 Consolidated Statement of Operations.

  TVS ENTERTAINMENT PLC

     During 1993, the Company acquired all of the outstanding capital stock of TVS ENTERTAINMENT PLC ("TVS"), which was the parent company of MTM at that time. Upon consummation of the acquisition of TVS, several contingencies existed and the amounts related thereto were included in the allocation of the purchase price, based upon management estimates utilizing the best available information. Such estimates are periodically reviewed by management and revised when warranted. Generally, after the first twelve months following an acquisition, changes in estimates are included in the determination of net income. Accordingly, the effects of the final resolution in 1995 and 1994 of certain pre-acquisition contingencies recorded in the acquisition of TVS were included in the determination of net income. Such effects, which amounted to $2,521,000 and $7,291,000, were included in the determination of other income and expense in the 1995 and 1994 Consolidated Statements of Operations, respectively.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

  United Family Communications

     In November 1996, the Company and a third party formed United Family Communications, LLC ("UFC") to operate and distribute satellite-delivered television programming services in Mexico, Central America, and South America. The Company has agreed to make an initial cash contribution of $5,200,000 and has contributed certain assets of The Family Channel De Las Americas (subject to the joint venture's assumption of related liabilities) in exchange for a 50% interest in UFC. It is the current intent of UFC to launch one or more advertiser-supported, satellite-delivered television programming services in 1997.

NOTE C -- MARKETABLE SECURITIES

     Marketable securities consist of the following:

                                                                         DECEMBER 31
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
    Available-for-sale securities, at fair value................  $4,072,000     $6,271,000
    Trading securities, at fair value...........................   4,981,000      2,019,000
                                                                  ----------     ----------
                                                                  $9,053,000     $8,290,000
                                                                  ==========     ==========

     Available-for-sale securities, consisting primarily of equity securities, had an amortized cost of $3,477,000 and $6,904,000 at December 31, 1996 and 1995, respectively. As of December 31, 1996, the unrealized gain related to securities classified as available-for-sale amounted to $595,000 ($351,000 after related tax effect). As of December 31, 1995, the unrealized loss related to securities classified as available-for-sale amounted to $633,000 ($373,000 after related tax effect). For the years ended December 31, 1996 and 1995, proceeds from the disposition of available-for-sale securities amounted to $4,954,000 and $1,089,000, respectively, and gross realized gains and losses were $1,093,000 and $(22,000) in 1996, and $29,000 and $(119,000) in 1995.

     As of December 31, 1996, the unrealized gain related to trading securities (with a cost of $4,129,000) amounted to $852,000, which amount is included in the determination of investment income. For the year ended December 31, 1996, proceeds from the disposition of trading securities amounted to $952,000, and gross realized gains and losses were $164,000 and $(49,000) in 1996.

     The Company recognized a $3,691,000 loss in 1994 on the impairment of certain equity securities classified as available-for-sale securities. This loss for 1994 was accounted for as a realized loss in the determination of investment income. Also included in the determination of investment income for 1994 were realized losses aggregating $2,338,000 on transactions which involved futures contracts or other derivative securities.

NOTE D -- PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                        DECEMBER 31
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Land and buildings........................................  $14,156,000     $21,010,000
    Satellite transponders....................................   36,415,000      36,415,000
    Broadcasting and production equipment.....................   12,248,000      16,857,000
    Furniture and other equipment.............................   24,494,000      16,584,000
    Leasehold and building improvements.......................    5,424,000       5,993,000
                                                                -----------     -----------
                                                                 92,737,000      96,859,000
    Less accumulated depreciation and amortization............   29,860,000      23,831,000
                                                                -----------     -----------
                                                                $62,877,000     $73,028,000
                                                                ===========     ===========

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

NOTE E -- LONG-TERM DEBT

     Long-term debt, other than the Convertible Notes described in Note F, consists of the following:

                                                                        DECEMBER 31
                                                                ---------------------------
                                                                    1996           1995
                                                                ------------   ------------
    Revolving Credit Facility.................................  $150,500,000   $133,000,000
    Subsidiary Credit Agreement...............................    10,000,000      8,850,000
    6% notes payable, subordinated............................     6,720,000      6,720,000
    Capital lease obligations.................................     5,236,000      5,363,000
                                                                ------------   ------------
                                                                 172,456,000    153,933,000
      Less current maturities.................................     1,205,000        181,000
                                                                ------------   ------------
                                                                $171,251,000   $153,752,000
                                                                ============   ============

  Revolving Credit Facility

     The Company has a long-term bank credit facility (the "Revolving Credit Facility") with a group of banks with a maximum loan commitment thereunder of $250,000,000. The Revolving Credit Facility provides for semi-annual reductions of one-tenth of the loan commitment, beginning in December 1997, with a final expiration in June 2002. Interest on borrowings under the Revolving Credit Facility is payable quarterly at the prime rate or, at the option of the Company, at a Eurodollar-based interest rate (5 9/16% at December 31, 1996), plus a margin of 7/8% to 1 3/8%, depending on the Company's overall leverage. In addition, the Company pays a fee of 1/4% to 3/8% per annum, depending on leverage, on the average unborrowed portion of the total amount available for borrowings. The Revolving Credit Facility contains (i) a negative pledge of substantially all of the Company's assets and (ii) various restrictive covenants which, among other things, obligate the Company to maintain certain financial ratios and limit the ability of the Company to incur additional indebtedness, liens, and guarantees. Under the terms of the Revolving Credit Facility, the aggregate amount of future dividends on, and future redemptions of, the Company's common stock cannot exceed approximately $50,000,000 as of December 31, 1996.

  Interest Rate Exchange Agreement

     In August 1996, the Company entered into an interest rate exchange agreement pursuant to which it will make payments based upon a fixed rate of interest (5 7/8% per annum) on a notional amount of $25,000,000 and, in exchange, receive payments based upon a variable rate of interest using a Eurodollar-based interest rate determined on a quarterly basis. The initial term of this agreement is two years, with an additional term of one year at the option of the counterparty. Although the Company does not anticipate nonperformance by the counterparty, the Company is exposed to credit losses for the periodic settlement of amounts due under this interest rate exchange agreement in the event of such party's nonperformance.

  Subsidiary Credit Agreement

     In January 1995, a subsidiary of the Company entered into a $10,000,000 credit agreement with a certain bank (the "Subsidiary Credit Agreement"). The terms of the Subsidiary Credit Agreement are substantially the same as those of the Revolving Credit Facility.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

  Future Minimum Payments

     The December 31, 1996 balance of long-term debt, other than the Convertible Notes, is payable as follows:

                               REVOLVING     SUBSIDIARY        6%         CAPITAL
           YEARS ENDED           CREDIT        CREDIT        NOTES         LEASE
           DECEMBER 31          FACILITY      AGREEMENT     PAYABLE     OBLIGATIONS      TOTAL
    ------------------------- ------------   -----------   ----------   -----------   ------------
    1997..................... $         --   $ 1,000,000   $       --   $   581,000   $  1,581,000
    1998.....................           --     2,000,000           --       450,000      2,450,000
    1999.....................   25,500,000     2,000,000    1,680,000       425,000     29,605,000
    2000.....................   50,000,000     2,000,000    1,680,000       435,000     54,115,000
    2001.....................   50,000,000     2,000,000    1,680,000       480,000     54,160,000
    Thereafter...............   25,000,000     1,000,000    1,680,000     8,283,000     35,963,000
    Less amounts representing
      interest on capital
      lease obligations......           --            --           --    (5,418,000)    (5,418,000)
                              ------------   -----------   ----------   -----------   ------------
                              $150,500,000   $10,000,000   $6,720,000   $ 5,236,000   $172,456,000
                              ============   ===========   ==========   ===========   ============

NOTE F -- CONVERTIBLE NOTES

     The Company's 6% Convertible Secured Notes due 2004 (the "Convertible Notes") were issued to a related party. The Convertible Notes provide for a security interest in the Company's rights in two satellite transponders, and contain restrictive covenants which, among other things, require the Company to maintain certain financial ratios and limit the ability of the Company to incur additional indebtedness. In addition, no dividends may be declared or paid on any shares of the Company's capital stock (other than dividends payable solely in shares of the capital stock of the Company) at any time when payments of principal, interest or other amounts are past due under the Convertible Notes or while any event of default is continuing under the Convertible Notes or would result from such dividend.

     The $23,000,000 in principal amount of the Convertible Notes is payable in five equal annual installments beginning December 31, 2000. The Convertible Notes are subordinated to borrowings under the Revolving Credit Facility described in Note E. Each $1,000 in principal amount of the Convertible Notes may be converted into 112 1/2 shares of Class C Common Stock. Each share of Class C Common Stock is convertible, at the option of the holder, into one share of Class B Common Stock. Accordingly, the Company has reserved 2,587,500 shares of Class C Common Stock for potential future conversion of the Convertible Notes (and, in addition, 2,587,500 shares of Class B Common Stock for potential future conversion of the resulting Class C Common Stock).

NOTE G -- MINORITY INTERESTS

  The Family Channel (UK)

     Prior to April 22, 1996, minority interests were primarily attributable to a minority partner's 39% interest in The Family Channel (UK) which was operated as a joint venture. IFE and Flextech plc, the holder of the minority 39% interest, funded the operations of The Family Channel (UK) through capital investments and loans. On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel (UK) to Flextech, as described in Note P.

     The minority partner's 39% share of the net loss resulting from the operations of The Family Channel (UK), through the date of sale, amounted to $1,419,000 for 1996. The minority partner's 39% share of the net loss of this joint venture amounted to $4,954,000 and $5,107,000 for the years ended December 31, 1995 and 1994, respectively.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

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

     The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership, since its formation on April 30, 1996, is reflected in the 1996 Consolidated Statement of Operations. The minority partners' combined 20% share of the net loss of FiT TV amounted to $938,000 for the year ended December 31, 1996.

NOTE H -- EXCHANGE OF PREFERRED STOCK

     On December 15, 1995, the Company and Liberty IFE, Inc., an affiliate of Liberty Media, the then holder of the 10% Convertible Cumulative Preferred Stock (the "Preferred Stock"), and holder of the Convertible Notes, entered into an exchange agreement (the "Exchange Agreement") whereby Liberty IFE (i) exchanged its holdings of all of the Preferred Stock for shares of Class B Common Stock,
(ii) exchanged all of its holdings of Class B Common Stock (including the shares of Class B Common Stock received in exchange for the Preferred Stock) for an equal number of shares of non-voting Class C Common Stock, (iii) amended the terms of the Convertible Notes to provide, among other things, for conversion of such notes into shares of non-voting Class C Common Stock in lieu of shares of Class B Common Stock and for the elimination of provisions which required the Company to issue Class C Common Stock in the event of the occurrence of certain payment defaults, and (iv) amended the terms of certain other agreements, including the shareholder agreement among the Company and certain of its principal shareholders.

     The Exchange Agreement had no impact on the determination of net income for the year ended December 31, 1995. However, net income available for Common Stock for the year ended December 31, 1995 has been reduced by a distribution of $12,163,000 (or $0.30 per common share), which amount represents the excess of
(i) the fair value of the shares of Class B Common Stock which were transferred in the transaction by the Company to the former holder of the Preferred Stock over (ii) the fair value of the Class B Common Stock which was issuable pursuant to the original conversion terms. The amount of this distribution approximates the present value of the dividend payments for 1995 and future years that would have been required on the Preferred Stock. Excluding the effect of the dividend which would have been required for 1995, the impact of the Exchange Agreement on earnings per common share was a reduction of $0.24 per common share for the year ended December 31, 1995.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

NOTE I -- CAPITAL STOCK

  Preferred Stock

     Prior to the consummation of the Exchange Agreement described in Note H, the Preferred Stock was entitled to a dividend at an annual rate of 10% of the $22,000,000 original liquidation preference, payable semiannually in January and July. The liquidation preference was increased by cumulative dividends, whether or not they were declared. At December 31, 1994, undeclared dividends totaled $1,109,000, which was the amount of the dividend declared and paid in January 1995.

  Common Stock

     The Company has two classes of voting common stock. The Class A Common Stock has ten votes per share and the Class B Common Stock has one vote per share. Each share of Class A Common Stock is convertible, at the option of the holder, into one share of Class B Common Stock. Each share of Class C Common Stock is non-voting and is convertible, at the option of the holder, into one share of Class B Common Stock.

     The Class A Common Stock and Class B Common Stock vote together as a single class on all matters except that (i) so long as the outstanding Class A Common Stock has more than 40% of the total outstanding voting power of all common stock entitled to vote, the holders of Class A Common Stock, voting separately as a class, are entitled to elect a majority of the Company's directors, with the remainder of the directors being elected by the holders of the Class B Common Stock, voting separately as a class, and (ii) the approval of a majority of each of the Class A Common Stock and the Class B Common Stock is required for certain extraordinary corporate actions.

  Stock Split

     On November 16, 1995, the Company's Board of Directors approved a five-for-four stock split which was effected in the form of a 25% stock dividend and payable on January 5, 1996 to the shareholders of record at the close of business on December 15, 1995. In connection with the stock split, all classes of common stock were credited and retained earnings was charged for the aggregate par value of the shares that were issued. A total of 1,000,000 shares of Class A Common Stock, 6,607,657 shares of Class B Common Stock, and 1,417,746 shares of Class C Common Stock were issued in connection with the stock split.

  Shareholder Agreement

     Pursuant to the amended shareholder agreement (the "Shareholder Agreement") among the Company and certain of its principal stockholders, each of the parties to the Shareholder Agreement will, in the event of any future offering of capital stock by the Company, be entitled to purchase additional shares of such capital stock in order to maintain its percentage ownership of each class of capital stock. The Shareholder Agreement also provides that, under certain circumstances, Liberty IFE has a right of first refusal with respect to certain sales, conversions or transfers of Class A Common Stock.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

NOTE J -- SUPPLEMENTAL CASH FLOW INFORMATION

     Total interest costs paid during the years ended December 31, 1996, 1995, and 1994 were $12,045,000, $12,087,000, and $9,172,000, respectively. Income taxes paid during the years ended December 31, 1996, 1995, and 1994 amounted to $10,018,000, $13,397,000, and $2,757,000, respectively.

     Non-cash investing and financing activities included the acquisition of film rights under license agreements which aggregated approximately $73,893,000, $37,221,000, and $30,343,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

     As described in Note P, on April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to a related party. This sale was primarily a non-cash transaction in which the Company received equity securities. Cash received in the transaction amounting to approximately $4,600,000 was offset by the cash balances of the businesses sold (which were transferred to the buyer) and cash outlays for expenses of the sale.

     Non-cash investing and financing activities for the year ended December 31, 1995 included approximately $7,140,000 of liabilities assumed in the acquisition of the Ice Capades. Non-cash purchases of property and equipment under capital leases amounted to $76,000 and $5,380,000 for the years ended December 31, 1996 and 1995, respectively. The exchange of Preferred Stock for Common Stock with a related party during the year ended December 31, 1995 was a non-cash transaction. Non-cash investing and financing activities also included the sale of the Ice Capades in December 1995, in exchange for $10,200,000 in notes receivable and other consideration, as described in Note B.

NOTE K -- INCOME TAXES

     In January 1990, the Company acquired the assets of The Family Channel from The Christian Broadcasting Network, Inc. ("CBN"). For income tax purposes, the Company established the basis of the assets it acquired from CBN at the respective fair market values of the assets as determined by the negotiated sales price and an independent appraisal. IFE and CBN are considered to be related parties for financial reporting purposes and, accordingly, the net assets acquired were recorded at CBN's book value at the date of acquisition. Therefore, the tax basis of the assets acquired exceeds the amount reflected in the accompanying consolidated financial statements. This initial basis difference reduces the amount of the Company's income subject to income taxes to the extent that it is amortizable for income tax purposes.

     The Company's income tax return for 1990, the year in which the Company acquired the assets of The Family Channel from CBN, is currently under examination by the Internal Revenue Service ("IRS"). As discussed in the preceding paragraph, this acquisition gave rise to the initial difference between the basis of the assets acquired from CBN for financial statement purposes and the basis of those assets for tax purposes. In May 1994, the Company and the IRS entered into a closing agreement (the "Closing Agreement") settling all outstanding issues regarding the method and amounts of amortization in respect of the assets acquired from CBN. These amounts had previously been estimated by the Company. As a result of the Closing Agreement, the amount of deferred tax benefit recorded by the Company was increased in 1994 by $6,000,000 with a corresponding increase in stockholders' equity. The Company's reported earnings were not affected by the Closing Agreement.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

     Income before income taxes, as shown in the Consolidated Statements of Operations, is summarized as follows:

                                                              YEARS ENDED DECEMBER 31
                                                      ---------------------------------------
                                                         1996          1995          1994
                                                      -----------   -----------   -----------
    Domestic........................................  $63,882,000   $36,737,000   $20,120,000
    Foreign.........................................   (7,022,000)   (4,007,000)    4,837,000
                                                      -----------   -----------   -----------
                                                      $56,860,000   $32,730,000   $24,957,000
                                                      ===========   ===========   ===========

     The provision for income taxes consists of the following:

                                                              YEARS ENDED DECEMBER 31
                                                      ---------------------------------------
                                                         1996          1995          1994
                                                      -----------   -----------   -----------
    Current
      Federal.......................................  $14,969,000   $ 2,775,000   $ 4,593,000
      State.........................................    3,564,000       668,000     1,064,000
      Foreign.......................................      926,000      (752,000)    3,302,000
                                                      -----------   -----------   -----------
                                                       19,459,000     2,691,000     8,959,000
                                                      -----------   -----------   -----------
    Deferred
      Federal.......................................    4,261,000     6,032,000      (410,000)
      State.........................................    1,015,000     1,691,000       (70,000)
      Foreign.......................................           --     3,652,000     1,686,000
                                                      -----------   -----------   -----------
                                                        5,276,000    11,375,000     1,206,000
                                                      -----------   -----------   -----------
                                                      $24,735,000   $14,066,000   $10,165,000
                                                      ===========   ===========   ===========

     Domestic and foreign income before income taxes include all income derived from operations in the respective U.S. and foreign geographic areas, whereas provisions for taxes on income include all income taxes payable to U.S., foreign, and other governments, as applicable, regardless of the location in which the taxable income is generated.

     The actual provision for income taxes differs from the expected tax expense (computed by applying the U.S. Federal corporate tax rate of 35% to income before income taxes) as follows:

                                                              YEARS ENDED DECEMBER 31
                                                      ---------------------------------------
                                                         1996          1995          1994
                                                      -----------   -----------   -----------
    Computed expected income tax expense............  $19,901,000   $11,456,000   $ 8,735,000
    State income taxes, net of Federal benefit......    2,967,000     1,637,000       646,000
    Effect of amortization of nondeductible
      goodwill......................................      588,000       744,000       677,000
    Effect of liquidation of foreign subsidiary.....           --            --       800,000
    Other, net......................................    1,279,000       229,000      (693,000)
                                                      -----------   -----------   -----------
                                                      $24,735,000   $14,066,000   $10,165,000
                                                      ===========   ===========   ===========

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                        DECEMBER 31
                                                                ---------------------------
                                                                    1996           1995
                                                                ------------   ------------
    Deferred tax assets
      Initial basis differences...............................  $  5,800,000   $  9,821,000
      Accrued liabilities, participations, and residuals......    12,131,000      7,199,000
      Film rights.............................................    13,434,000     18,372,000
      Other...................................................     7,006,000      7,527,000
                                                                ------------   ------------
              Total gross deferred tax assets.................    38,371,000     42,919,000
      Less valuation allowance................................    (9,408,000)    (9,599,000)
                                                                ------------   ------------
              Net deferred tax assets.........................    28,963,000     33,320,000
                                                                ------------   ------------
    Deferred tax liabilities
      Accounts receivable, principally due to differences in
         revenue recognition..................................   (24,779,000)   (27,735,000)
      Property and equipment, principally due to differences
         in depreciation and capitalized interest.............    (7,991,000)    (7,203,000)
      Other...................................................    (1,661,000)    (1,669,000)
                                                                ------------   ------------
              Total deferred tax liabilities..................   (34,431,000)   (36,607,000)
                                                                ------------   ------------
              Net deferred tax liability......................  $ (5,468,000)  $ (3,287,000)
                                                                ============   ============

     Based on the Company's historical levels of income before income taxes and its anticipated future levels of income before income taxes, management considers it more likely than not that the Company will have sufficient taxable income to realize the full amount of its net deferred tax assets at December 31, 1996, although realization is not assured.

NOTE L--RELATED PARTY TRANSACTIONS

     The Chairman of the Company is also the Chairman of the Board of CBN. During the year ended December 31, 1995, the Company repurchased shares of Class B Common Stock in transactions with CBN and an affiliate of CBN for an aggregate consideration of $13,819,000. Also, in December 1995, the Company and Liberty IFE entered into an exchange agreement whereby Liberty IFE exchanged its holdings of all of the Preferred Stock for shares of Common Stock, as described in Note H.

     The Company provides specified program time to CBN at charges equal to the Company's cost, pursuant to an agreement which extends through 2004 and automatically renews at CBN's option. Also, the Company leases certain office space and other operational facilities from CBN and, from time to time, enters into various other transactions with CBN and its subsidiaries.

     The Company holds a 20% interest in BBJE. BBJE provides certain services, including television production, for FiT TV and pays an annual dividend to the Company. Cash dividends received from BBJE amounted to $125,000 and $343,000 in 1996 and 1995, respectively.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

     The Company and TCI have entered into a cable affiliation agreement, extending to 2006, with respect to The Family Channel. Under the terms of the agreement, the Company has granted TCI and its affiliates the right to carry The Family Channel on certain cable television systems in exchange for subscriber fees. The Company has also entered into a long-term agreement granting TCI and its affiliates the right to carry FiT TV.

     The Company subleased a transponder for The Family Channel (UK), until its disposition on April 22, 1996, from Flextech. On such date, the Company sold its 61% interest in The Family Channel (UK) to Flextech, as described in Note P.

     Related party transactions and balances, not otherwise disclosed, are summarized as follows:

                                                              YEARS ENDED DECEMBER 31
                                                      ---------------------------------------
                                                         1996          1995          1994
                                                      -----------   -----------   -----------
    Operating revenues..............................  $23,176,000   $17,863,000   $15,662,000
                                                      ===========   ===========   ===========
    Operating expenses..............................  $ 5,191,000   $ 8,028,000   $ 6,402,000
                                                      ===========   ===========   ===========
    Accounts receivable.............................  $12,114,000   $ 4,632,000   $ 3,798,000
                                                      ===========   ===========   ===========
    Accounts payable................................  $ 1,195,000   $   588,000   $   855,000
                                                      ===========   ===========   ===========

NOTE M--EMPLOYEE BENEFIT PLANS

  Stock Plan

     The Company has a stock incentive plan (the "Stock Plan") covering 6,200,000 shares of Class B Common Stock. There were 569,100 shares and 142,226 shares available for grant as of December 31, 1996 and 1995, respectively. Prior to May 1996, awards could be made separately or in any combination of stock options and restricted stock. Beginning May 1996, awards under the Stock Plan may only be made in the form of stock options. The number of awards granted under the Stock Plan to individual employees is determined by a committee of the Company's Board of Directors.

     Issuances and forfeitures of restricted stock under the Stock Plan are reflected in the accompanying Consolidated Statements of Stockholders' Equity. The shares of restricted stock issued during the years ended December 31, 1996, 1995, and 1994 were sold to the employees at the par value of $.01 per share. The difference between the market value and the amount paid for restricted stock is reflected as a reduction of stockholders' equity. This unearned compensation is recognized as expense over a five-year vesting period. At December 31, 1996, 126,794 shares of restricted stock were subject to forfeiture under the Stock Plan.

     Stock options may be granted for the purchase of Class B Common Stock at a price not less than fair market value on the date of grant. The 1994 option awards were granted at an exercise price higher than the fair market value on the date of grant. The options are generally exercisable after one or more years and expire no later than 10 years from the date of grant.

     The Company has elected to continue to use the intrinsic value-based method to account for all of its employee stock-based compensation plans. Under APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company has recorded no compensation costs related to its stock option plans for the years ended December 31, 1996, 1995, and 1994 because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

     Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net income and earnings per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. If compensation cost for the Company's plans had been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's pro forma net income and pro forma earnings per share for the years ended December 31, 1996 and 1995 would have been decreased as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Net income
      As reported.............................................  $32,125,000     $18,664,000
                                                                ===========     ===========
      Pro forma...............................................  $30,486,000     $18,002,000
                                                                ===========     ===========
    Primary and fully diluted earnings per common share
      As reported.............................................  $      0.69     $      0.16
                                                                ===========     ===========
      Pro forma...............................................  $      0.66     $      0.14
                                                                ===========     ===========

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

     The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 5.96% and 6.23%; expected lives of 4.6 years and 5.8 years; expected volatility of 34.5% and 31.0%; and no dividends.

     A summary of stock options to purchase Class B Common Stock, as of December 31, 1996, 1995, and 1994, and changes during the years then ended, is presented below:

                                          1996                    1995                   1994
                                  ---------------------   ---------------------   -------------------
                                              WEIGHTED-               WEIGHTED-             WEIGHTED-
                                               AVERAGE                 AVERAGE               AVERAGE
                                              EXERCISE                EXERCISE              EXERCISE
                                   SHARES       PRICE      SHARES       PRICE     SHARES      PRICE
                                  ---------   ---------   ---------   ---------   -------   ---------
    Options at beginning of
      year......................  2,106,250    $ 12.44      350,000    $ 14.30    166,250    $ 16.70
    Granted.....................    298,000    $ 15.70    1,812,500    $ 12.14    183,750    $ 12.13
    Exercised...................    (19,333)   $ 15.16           --                    --
    Forfeited...................    (49,417)   $ 15.50      (56,250)   $ 14.30         --
                                     ------                  ------                ------
    Options at end of year......  2,335,500    $ 12.81    2,106,250    $ 12.44    350,000    $ 14.30
                                     ======                  ======                ======
    Options exercisable at
      year-end..................    653,560    $ 12.61      114,250    $ 14.48     36,250    $ 16.70
                                     ======                  ======                ======
    Weighted-average estimated
      fair value of options
      granted during the year...  $    6.08               $    5.11
                                     ======                  ======

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

     The following table summarizes information about stock options to purchase Class B Common Stock which are outstanding at December 31, 1996:

                                              OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                  --------------------------------------------   -----------------------
                                               WEIGHTED-AVE.     WEIGHTED-AVE.             WEIGHTED-AVE.
    RANGE OF                                     REMAINING         EXERCISE                  EXERCISE
    EXERCISE PRICES                SHARES     CONTRACTUAL LIFE       PRICE       SHARES        PRICE
    ----------------------------  ---------   ----------------   -------------   -------   -------------
    $12.00 to $13.10............  1,918,750       8.9 years         $ 12.11      582,810      $ 12.11
    $15.00 to $17.75............    416,750       9.2 years         $ 15.99       70,750      $ 16.70
                                  ---------                                      -------
    $12.00 to $17.75............  2,335,500       9.0 years         $ 12.81      653,560      $ 12.61
                                   ========                                      =======

  Subsidiary Stock Option Plan

     The Company has adopted a separate stock option plan for a certain subsidiary. This stock option plan was created as a means of attracting and retaining employees and to stimulate the personal and active interest of such individuals in the Company's (and such subsidiary's) development and financial success.

     During 1995, this subsidiary granted an employee an option to purchase shares of its common stock. The effect of this option has been included in the calculation of pro forma net income and pro forma primary and fully diluted earnings per common share.

  401(k) Plan

     The Company has a 401(k) retirement savings plan (the "401(k) Plan") which covers the majority of its employees. Subject to certain limitations, employees may contribute up to 15% of their compensation to the 401(k) Plan. The Company's contribution to the 401(k) Plan is discretionary as determined annually by the Company's Board of Directors. The Company contributed $629,000, $486,000, and $405,000 to the 401(k) Plan for the years ended December 31, 1996, 1995, and 1994, respectively.

  Employment Agreements

     The Company has employment agreements with its Chairman, its President & Chief Executive Officer, and most other members of its senior management.

NOTE N -- COMMITMENTS AND CONTINGENCIES

     The unpaid balance under program contracts for film rights related to the production, exhibition, or distribution of programming that was available as of the end of the year is reflected as a liability in the 1996 Consolidated Balance Sheet. The balance due as of December 31, 1996 is payable as follows:
$44,050,000 in 1997; $32,692,000 in 1998; $13,721,000 in 1999; $2,551,000 in
2000; $265,000 in 2001; and $1,414,000 thereafter.

     The Company has commitments under various program contracts for film rights related to the production, exhibition, or distribution of programming which was not available as of December 31, 1996. The commitments under these program contracts as well as commitments under program development agreements and employment agreements totaled approximately $93,000,000 as of December 31, 1996. Subsequent to December 31, 1996, the Company made additional commitments under long-term program contracts, for the exhibition rights to certain television series and movies, totaling approximately $75,000,000.

     Aggregate future estimated payments of accrued participations and residuals as of December 31, 1996 are as follows: $15,613,000 in 1997; $6,731,000 in 1998;
$1,704,000 in 1999; $499,000 in 2000; and $844,000 in 2001.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

     The Company leases office facilities and certain other property and equipment under noncancelable operating leases with future minimum lease payments as follows: $3,275,000 in 1997; $2,917,000 in 1998; $2,825,000 in 1999;
$2,449,000 in 2000; $2,275,000 in 2001; and $22,765,000 thereafter. Total rent expense under operating leases amounted to approximately $5,193,000, $8,942,000, and $7,770,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

     The Company has guaranteed a $12,000,000 bank credit facility for the entity that purchased the Ice Capades from the Company, as described in Note B. In addition, the Company has contingent liabilities related to legal proceedings and other matters arising from the normal course of operations. Management does not expect that amounts, if any, which may be required to satisfy such contingencies will be material in relation to the accompanying consolidated financial statements.

NOTE O -- DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

  Investment in Equity Securities -- Related Party

     As described in Note P, on April 22, 1996, the Company received 5,792,008 shares of Flextech's convertible redeemable non-voting common stock. This common stock is convertible, under certain circumstances, into Flextech's voting common stock which is listed on the London Stock Exchange. Based upon the market value of the underlying voting common stock (and the applicable foreign currency exchange rate), as of December 31, 1996, and after applying the same rate of discount as was determined by an independent valuation when the shares were received, the estimated fair value of the Company's investment in Flextech is $53,750,000.

  Film Rights Payable

     The amount reflected as film rights payable at December 31, 1996 represents future payments to be made under program contract agreements. The fair value of film rights payable is the present value of these future payments. At December 31, 1996, the present value of these future payments is approximately $85,000,000.

  Revolving Credit Facility and Subsidiary Credit Agreement

     The Company's borrowings under the Revolving Credit Facility and Subsidiary Credit Agreement are at floating rates of interest. Since the cost of carrying this indebtedness fluctuates with current market conditions, it is assumed that the carrying values would approximate fair value.

  Convertible Notes

     The Company has $23,000,000 in principal amount of Convertible Notes outstanding. These notes are convertible into 2,587,500 shares of non-voting Class C Common Stock, which Class C Common Stock is convertible, at the option of the holder, into Class B Common Stock, on a share-for-share basis, as described in Note F. The Company estimates that the fair value of the Convertible Notes approximates the trading value of the underlying shares. Accordingly, based on the average closing price of the Class B Common Stock for December 1996, the estimated fair value of the Convertible Notes is $39,783,000.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

  Limitations

     Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

NOTE P -- GAIN ON DISPOSITION OF ASSETS -- RELATED PARTY

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

     As consideration for this transaction, the Company received L3,000,000 (approximately $4,600,000) in cash and 5,792,008 shares of Flextech's convertible redeemable non-voting common stock. This common stock is convertible, under certain circumstances, into Flextech's voting common stock which is listed on the London Stock Exchange. The market value of the underlying voting common stock as of the date of the aforementioned agreements was $46,100,000. The shares were recorded, for financial statement purposes, at approximately L23,000,000 ($35,458,000 based on the applicable foreign currency exchange rate on the date of closing), which reflects a discount determined by an independent valuation to allow for the lack of marketability during the required holding period.

     The Company received the right to "put" its holdings of Flextech's non-voting stock to TCI International, beginning in June 1997 (if the shares do not first become convertible). Upon exercise of the put, TCI International has the option of redeeming the stock for cash at the then-market value of Flextech's voting common stock. If the shares are not redeemed for cash, the Company has the option of either (i) converting 50% of the shares on a share-for-share basis into Flextech's voting common stock and 50% of the shares into common stock of the same value of TCI International, or (ii) converting 100% of the shares into common stock of the same value of TCI International.

NOTE Q -- INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in three business segments: the operation of advertiser-supported cable networks ("Cable Networks"), the production and distribution of entertainment programming ("Production & Distribution"), and the production of live entertainment shows ("Live Entertainment").

     Within the Cable Networks business segment, the Company operates The Family Channel, an advertiser-supported cable television network that provides family-oriented entertainment and informational programming in the United States and FiT TV, an advertiser-supported health and fitness cable network which operates principally in the United States. IFE also operated The Family Channel
(UK), an advertiser-supported network in the United Kingdom, through its disposition on April 22, 1996, and The Family Channel De Las Americas, launched on July 1, 1995, which provided Spanish-language, family-oriented entertainment programming, as well as fitness programming, to Mexico, Central America, and portions of South America, through the discontinuance of its operations in November 1996.

     Within the Production & Distribution business segment, the Company produces and distributes television programming in the United States and throughout many other parts of the world ("MTM Operations"), co-produced a motion picture through Family Channel Pictures, and operated a television production studio in Maidstone, England (the "UK Studio") until its disposition on April 22, 1996.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

     Within the Live Entertainment business segment, the Company produces live musical variety shows and, in 1995, operated the Ice Capades, a touring ice show.

     The following table sets forth comparative information regarding operating revenues, operating income or loss, total assets, depreciation and amortization, and capital expenditures by business segment.

                                                                YEARS ENDED DECEMBER 31
                                                       ------------------------------------------
                                                           1996           1995           1994
                                                       ------------   ------------   ------------
Operating Revenues
  Cable Networks.....................................  $249,620,000   $213,775,000   $178,746,000
  Production & Distribution..........................   104,519,000     86,990,000     70,340,000
  Live Entertainment.................................     7,751,000     10,481,000      8,951,000
  Intersegment Eliminations..........................   (29,080,000)   (16,388,000)   (15,987,000)
                                                       ------------   ------------   ------------
                                                       $332,810,000   $294,858,000   $242,050,000
                                                       ============   ============   ============
Operating Income (Loss)
  Cable Networks.....................................  $ 77,635,000   $ 42,899,000   $ 31,482,000
  Production & Distribution..........................   (19,029,000)     1,155,000     (1,066,000)
  Live Entertainment.................................    (2,782,000)    (5,012,000)    (1,880,000)
  Intersegment Eliminations..........................       340,000       (644,000)    (3,089,000)
                                                       ------------   ------------   ------------
                                                       $ 56,164,000   $ 38,398,000   $ 25,447,000
                                                       ============   ============   ============
Total Assets
  Cable Networks.....................................  $338,188,000   $286,738,000   $276,875,000
  Production & Distribution..........................   211,402,000    171,892,000    174,078,000
  Live Entertainment.................................    26,392,000     27,783,000     22,305,000
  Intersegment Eliminations..........................    (7,299,000)    (4,986,000)    (4,986,000)
                                                       ------------   ------------   ------------
                                                       $568,683,000   $481,427,000   $468,272,000
                                                       ============   ============   ============
Depreciation and Amortization
  Cable Networks.....................................  $ 83,415,000   $ 79,313,000   $ 74,044,000
  Production & Distribution..........................   100,885,000     63,367,000     48,832,000
  Live Entertainment.................................     1,488,000      1,772,000      1,035,000
  Intersegment Eliminations..........................   (29,471,000)   (13,335,000)   (11,069,000)
                                                       ------------   ------------   ------------
                                                       $156,317,000   $131,117,000   $112,842,000
                                                       ============   ============   ============
Capital Expenditures
  Cable Networks.....................................  $  7,622,000   $  7,418,000   $  7,049,000
  Production & Distribution..........................     1,808,000      2,037,000      1,962,000
  Live Entertainment.................................       421,000      6,107,000        432,000
                                                       ------------   ------------   ------------
                                                       $  9,851,000   $ 15,562,000   $  9,443,000
                                                       ============   ============   ============

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

     The following table sets forth comparative information regarding operating revenues, operating income or loss, total assets, depreciation and amortization, and capital expenditures by geographic area.

                                                                YEARS ENDED DECEMBER 31
                                                       ------------------------------------------
                                                           1996           1995           1994
                                                       ------------   ------------   ------------
Operating Revenues
  Domestic...........................................  $327,415,000   $281,143,000   $229,848,000
  International......................................     6,070,000     16,285,000     13,771,000
  Interarea Eliminations.............................      (675,000)    (2,570,000)    (1,569,000)
                                                       ------------   ------------   ------------
                                                       $332,810,000   $294,858,000   $242,050,000
                                                       ============   ============   ============
Operating Income (Loss)
  Domestic...........................................  $ 65,047,000   $ 53,045,000   $ 39,982,000
  International......................................    (9,042,000)   (14,268,000)   (14,495,000)
  Interarea Eliminations.............................       159,000       (379,000)       (40,000)
                                                       ------------   ------------   ------------
                                                       $ 56,164,000   $ 38,398,000   $ 25,447,000
                                                       ============   ============   ============
Total Assets
  Domestic...........................................  $532,305,000   $438,843,000   $419,051,000
  International......................................    36,378,000     43,735,000     49,547,000
  Interarea Eliminations.............................            --     (1,151,000)      (326,000)
                                                       ------------   ------------   ------------
                                                       $568,683,000   $481,427,000   $468,272,000
                                                       ============   ============   ============
Depreciation and Amortization
  Domestic...........................................  $152,312,000   $126,452,000   $109,350,000
  International......................................     4,797,000      6,551,000      5,021,000
  Interarea Eliminations.............................      (792,000)    (1,886,000)    (1,529,000)
                                                       ------------   ------------   ------------
                                                       $156,317,000   $131,117,000   $112,842,000
                                                       ============   ============   ============
Capital Expenditures
  Domestic...........................................  $  9,810,000   $ 14,890,000   $  7,883,000
  International......................................        41,000        672,000      1,560,000
                                                       ------------   ------------   ------------
                                                       $  9,851,000   $ 15,562,000   $  9,443,000
                                                       ============   ============   ============

     Included in domestic operating revenues are export sales of $15,355,000, $18,091,000, and $15,320,000 for the years ended December 31, 1996, 1995, and
1994, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
International Family Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of International Family Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Family Entertainment, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Norfolk, Virginia
March 17, 1997

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                        QUARTERLY FINANCIAL INFORMATION
                                  (UNAUDITED)

                                                                         1996
                                                     --------------------------------------------
                                                      FIRST      SECOND       THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER
                                                     -------     -------     -------     --------
                                                       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Operating revenues.................................  $74,492     $75,473     $78,661     $104,184
                                                     =======     =======     =======     ========
Operating income...................................  $12,410     $15,758     $15,769     $ 12,227
                                                     =======     =======     =======     ========
Net income.........................................  $ 4,688     $14,475     $ 7,227     $  5,735
                                                     =======     =======     =======     ========
Primary and fully diluted earnings per common
  share............................................  $  0.10     $  0.31     $  0.15     $   0.12
                                                     =======     =======     =======     ========
Market prices of Class B Common Stock
  High.............................................   16 7/8      19 1/8      18 3/4       18 1/8
  Low..............................................   11 3/4          15      15 1/8       14 7/8

                                                                         1995
                                                     --------------------------------------------
                                                      FIRST      SECOND       THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER
                                                     -------     -------     -------     --------
                                                       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Operating revenues.................................  $62,474     $62,389     $77,962     $ 92,033
                                                     =======     =======     =======      =======
Operating income...................................  $ 7,626     $ 8,831     $11,777     $ 10,164
                                                     =======     =======     =======      =======
Net income.........................................  $ 3,114     $ 4,014     $ 6,230     $  5,306
                                                     =======     =======     =======      =======
Primary and fully diluted earnings (loss) per
  common share.....................................  $  0.06     $  0.09     $  0.14     $  (0.13)
                                                     =======     =======     =======      =======
Market prices of Class B Common Stock
  High.............................................   12 1/4      13 3/4      16 1/2       15 3/4
  Low..............................................    9 7/8      11 5/8      11 5/8           13

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of December 31, 1996, 1995, 1994, 1993, and 1992, and for each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants.

     The consolidated financial statements of the Company as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, are included herein.

                                                            YEARS ENDED DECEMBER 31
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA

Operating revenues..........................  $332,810   $294,858   $242,050   $208,216   $133,301
                                              --------   --------   --------   --------   --------
Operating expenses
  Production and programming................   178,762    155,685    137,294    112,269     57,393
  Selling and marketing.....................    64,544     61,122     49,819     43,281     28,140
  New business development..................     2,317      9,908      4,991      7,868      2,258
  General and administrative................    28,745     27,088     21,967     14,615      6,838
  Amortization of goodwill..................     2,278      2,657      2,532      1,562         --
                                              --------   --------   --------   --------   --------
          Total operating expenses..........   276,646    256,460    216,603    179,595     94,629
                                              --------   --------   --------   --------   --------
          Operating income..................    56,164     38,398     25,447     28,621     38,672
Investment income (loss)....................     2,843      1,883     (2,522)     8,037      1,219
Interest expense............................   (12,551)   (12,989)   (11,034)   (11,792)   (10,315)
Minority interests in losses................     2,359      4,916      5,277      3,475         --
Gain on disposition of assets...............    13,685         --         --         --         --
Other income (expense)......................    (5,640)       522      7,789         --         --
Provision for income taxes..................   (24,735)   (14,066)   (10,165)   (11,048)   (11,228)
                                              --------   --------   --------   --------   --------
  Income before extraordinary item..........    32,125     18,664     14,792     17,293     18,348
Extraordinary item--
  Loss on early extinguishment of debt......        --         --         --    (52,087)        --
                                              --------   --------   --------   --------   --------
          Net income (loss).................    32,125     18,664     14,792    (34,794)    18,348
Dividend requirement on Preferred Stock.....        --         --     (2,200)    (2,197)    (2,203)
Distribution -- exchange of Preferred
  Stock.....................................        --    (12,163)        --         --         --
                                              --------   --------   --------   --------   --------
          Net income (loss) available for
            Common Stock....................  $ 32,125   $  6,501   $ 12,592   $(36,991)  $ 16,145
                                              ========   ========   ========   ========   ========
Primary earnings (loss) per common share
  Income before extraordinary item..........  $   0.69   $   0.16   $   0.30   $   0.39   $   0.56
  Extraordinary item........................        --         --         --      (1.05)        --
                                              --------   --------   --------   --------   --------
                                              $   0.69   $   0.16   $   0.30   $  (0.66)  $   0.56
                                              ========   ========   ========   ========   ========
Fully diluted earnings (loss) per common
  share
  Income before extraordinary item..........  $   0.69   $   0.16   $   0.30   $   0.39   $   0.55
  Extraordinary item........................        --         --         --      (1.05)        --
                                              --------   --------   --------   --------   --------
                                              $   0.69   $   0.16   $   0.30   $  (0.66)  $   0.55
                                              ========   ========   ========   ========   ========
Average common and common equivalent shares
  Primary...................................    48,022     40,755     41,820     49,168     39,587
                                              ========   ========   ========   ========   ========
  Fully diluted.............................    48,022     40,755     41,820     49,168     43,712
                                              ========   ========   ========   ========   ========
                                                                          (Continued on next page)

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                                                            YEARS ENDED DECEMBER 31
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
OTHER FINANCIAL DATA
Operating income before depreciation and
  amortization of property and equipment,
  goodwill, and other assets................  $ 67,434   $ 49,238   $ 35,058   $ 35,855   $ 40,210
Capital expenditures........................     9,851     15,562      9,443     11,012     26,493
BALANCE SHEET DATA (AT END OF YEAR)
Cash and cash equivalents...................  $  4,997   $ 32,865   $ 38,716   $ 74,117   $ 32,249
Total assets................................   568,683    481,427    468,272    497,416    253,272
Long-term film rights payable...............    50,643     32,714     34,530     43,109     19,733
Long-term debt (excluding current
  maturities)...............................   171,251    153,752    120,720    146,509     27,282
Convertible Notes...........................    23,000     23,000     23,000     23,000    123,000
Stockholders' equity........................   201,192    171,303    171,108    153,217     41,674

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     As described in Note Q of Notes to Consolidated Financial Statements, the Company operates in three business segments: Cable Networks, Production & Distribution, and Live Entertainment.

     In addition to historical information, this report contains forward-looking statements which are subject to risks and uncertainties, including those that are discussed throughout this report. Accordingly, the Company's actual results of operations and prospects could differ materially from those anticipated in the forward-looking statements contained in this report. Undue reliance should not be placed on these forward-looking statements, which reflect management's analysis only as of the date hereof.

RESULTS OF OPERATIONS

     The following table sets forth operating revenues, operating income or loss, and depreciation and amortization by business segment.

                                                                YEARS ENDED DECEMBER 31
                                                       ------------------------------------------
                                                           1996           1995           1994
                                                       ------------   ------------   ------------
Operating Revenues
  Cable Networks
     The Family Channel..............................  $241,124,000   $198,448,000   $169,961,000
     FiT TV..........................................     4,283,000      3,300,000      1,247,000
     International Networks..........................     5,045,000     12,705,000      7,538,000
     Intrasegment Eliminations.......................      (832,000)      (678,000)            --
                                                       ------------   ------------   ------------
                                                        249,620,000    213,775,000    178,746,000
  Production & Distribution..........................   104,519,000     86,990,000     70,340,000
  Live Entertainment.................................     7,751,000     10,481,000      8,951,000
  Intersegment Eliminations..........................   (29,080,000)   (16,388,000)   (15,987,000)
                                                       ------------   ------------   ------------
                                                       $332,810,000   $294,858,000   $242,050,000
                                                       ============   ============   ============
Operating Income (Loss)
  Cable Networks
     The Family Channel..............................  $ 92,141,000   $ 62,816,000   $ 49,927,000
     FiT TV..........................................    (5,452,000)    (5,790,000)    (5,101,000)
     International Networks..........................    (9,054,000)   (14,127,000)   (13,344,000)
                                                       ------------   ------------   ------------
                                                         77,635,000     42,899,000     31,482,000
  Production & Distribution..........................   (19,029,000)     1,155,000     (1,066,000)
  Live Entertainment.................................    (2,782,000)    (5,012,000)    (1,880,000)
  Intersegment Eliminations..........................       340,000       (644,000)    (3,089,000)
                                                       ------------   ------------   ------------
                                                       $ 56,164,000   $ 38,398,000   $ 25,447,000
                                                       ============   ============   ============
Depreciation and Amortization
  Cable Networks
     The Family Channel..............................  $ 77,218,000   $ 71,201,000   $ 68,016,000
     FiT TV..........................................     1,509,000      1,373,000      1,059,000
     International Networks..........................     4,688,000      6,739,000      4,969,000
                                                       ------------   ------------   ------------
                                                         83,415,000     79,313,000     74,044,000
  Production & Distribution..........................   100,885,000     63,367,000     48,832,000
  Live Entertainment.................................     1,488,000      1,772,000      1,035,000
  Intersegment Eliminations..........................   (29,471,000)   (13,335,000)   (11,069,000)
                                                       ------------   ------------   ------------
                                                       $156,317,000   $131,117,000   $112,842,000
                                                       ============   ============   ============

  CABLE NETWORKS SEGMENT INFORMATION

     THE FAMILY CHANNEL

     The following table sets forth comparative information relating to the operations of The Family Channel.

                                                                YEARS ENDED DECEMBER 31
                                                       ------------------------------------------
                                                           1996           1995           1994
                                                       ------------   ------------   ------------
     Operating revenues
       Advertising revenue...........................  $139,925,000   $115,417,000   $ 95,953,000
       Subscriber fees...............................   100,613,000     82,261,000     71,007,000
       Other revenue.................................       586,000        770,000      3,001,000
                                                       ------------   ------------   ------------
          Total revenues.............................   241,124,000    198,448,000    169,961,000
                                                       ------------   ------------   ------------
     Operating expenses*
       Production and programming....................    85,321,000     75,733,000     71,473,000
       Selling and marketing.........................    48,991,000     43,287,000     33,408,000
       New business development......................            --      3,521,000      4,307,000
       General and administrative....................    14,671,000     13,091,000     10,846,000
                                                       ------------   ------------   ------------
          Total operating expenses...................   148,983,000    135,632,000    120,034,000
                                                       ------------   ------------   ------------
          Operating income...........................  $ 92,141,000   $ 62,816,000   $ 49,927,000
                                                       ============   ============   ============

---------------

* Includes depreciation and amortization:

    Amortization of film rights
          License agreements.........................  $ 36,400,000   $ 31,426,000   $ 26,457,000
          Original programming.......................    33,586,000     33,538,000     35,643,000
                                                        -----------    -----------    -----------
                                                         69,986,000     64,964,000     62,100,000
    Depreciation and amortization of property and
      equipment and other assets.....................     7,232,000      6,237,000      5,916,000
                                                        -----------    -----------    -----------
                                                       $ 77,218,000   $ 71,201,000   $ 68,016,000
                                                        ===========    ===========    ===========

     Operating Revenues

     Advertising revenue increased $24,508,000 (or 21.2%) in 1996 as compared to 1995. Advertising revenue increased $19,464,000 (or 20.3%) in 1995 as compared to 1994. The increase in 1996 is attributable to increases in advertising rates, households reached, and ratings in 1996 as compared to 1995. The increase in 1995 was due primarily to a relatively stronger advertising climate in 1995 than in 1994 as well as improved ratings and, to a lesser extent, the continuing growth in total subscribers. In addition, in 1994, advertising revenue was negatively affected by the inclusion of a program block centered around interactive game shows (the "Game Block") on The Family Channel. The interactive elements of the Game Block resulted in $1,503,000 of revenue in 1994 (included in other revenue) which was generated by charges for telephone calls from viewer response to the interactive elements. The interactive elements of the Game Block were discontinued at the beginning of 1995.

     Subscriber fees increased $18,352,000 (or 22.3%) in 1996 over 1995. Subscriber fees increased $11,254,000 (or 15.8%) in 1995 over 1994. These increases are primarily due to subscriber fee rate increases resulting from renewals of affiliation agreements (including the renewal of a long-term contract with a major cable operator at the beginning of 1996), rate increases in existing contracts, and the continuing growth of total subscribers. During 1996, the average number of U.S. households reached by The Family Channel increased 6.0% to 65.7 million and, during 1995, increased 4.7% to 62.0 million from 59.2 million during 1994. The average number of billed subscribers, including subscribers to direct broadcast satellite and other alternative delivery services, increased 5.6% to 62.4 million for 1996 and, for 1995, increased 6.7% to 59.1 million from 55.4 million for 1994. The difference between total households reached and billed subscribers is attributable to a variety of factors, including cable service theft and sampling error inherent in projecting estimates.

     The Family Channel currently reaches approximately 70% of all television households in the United States. The Company expects that cable television system penetration will continue to grow as cable operators construct new systems and extend existing cable television distribution facilities to new service areas. Further, the Company expects that direct broadcast satellite and other alternative delivery services will continue to develop. These developments may afford the Company additional opportunities to increase carriage of The Family Channel on cable systems or otherwise to increase the number of subscribers to The Family Channel, and thus have an impact on advertising and subscriber fee revenues. There can be no assurance, however, that these technological advances will be effected or that, if effected, they will have the anticipated beneficial impact on future results of operations. In addition, certain of these trends also have the potential to benefit competitors of the Company. Industry regulation may also have an impact on such trends.

     Production and Programming Expense

     Production and programming expense includes the amortization of film rights, the use of satellite transponders, and costs associated with engineering and technical support services. Production and programming expense increased $9,588,000 (or 12.7%) in 1996 as compared to 1995 and increased $4,260,000 (or
6.0%) for 1995 as compared to 1994. The increase in 1996 is primarily attributable to an increase in the amortization of film rights. The increase for 1995 includes a $1,035,000 settlement of certain disputed sales and use tax deficiencies assessed against the Company relating to costs associated with certain productions of original programming. As a percentage of The Family Channel's total revenues, production and programming expense amounted to 35.4%, 38.2%, and 42.1% for 1996, 1995, and 1994, respectively.

     Selling and Marketing Expense

     Selling and marketing expense includes costs associated with the sale of advertising time, the marketing of The Family Channel to cable operators, and advertising and promotion. Selling and marketing expense increased $5,704,000 (or 13.2%) in 1996 as compared to 1995. Selling and marketing expense increased $9,879,000 (or 29.6%) for 1995 as compared to 1994. The increase in 1996 is primarily attributable to increased advertising and personnel costs. The increase in 1995 was substantially attributable to costs associated with a new image campaign and increased personnel costs. As a percentage of The Family Channel's total revenues, selling and marketing expense amounted to 20.3%, 21.8%, and 19.7% for 1996, 1995, and 1994, respectively.

     New Business Development

     New business development expense in 1995 and 1994 was due to costs associated with the development of the Game Block, which has since been discontinued. Expense for new business development decreased $786,000 (or 18.2%) for 1995 as compared to 1994. This decrease was primarily attributable to reduced expenses related to the Game Block. As a percentage of The Family Channel's total revenues, new business development expense amounted to 1.8% and 2.5% for 1995 and 1994, respectively.

     General and Administrative Expense

     General and administrative expense includes costs associated with the corporate, legal, finance, information services, and human resources divisions. General and administrative expense increased $1,580,000 (or 12.1%) in 1996 as compared to 1995. General and administrative expense increased $2,245,000 (or 20.7%) for 1995 as compared to 1994. The increase in 1996 is primarily attributable to increased personnel costs and depreciation expense. During 1995, the Company experienced non-recurring expenses of approximately $541,000 associated with certain state and local tax assessments. The remainder of the increase during 1995 is primarily attributable to the implementation of a process reengineering program, increased professional and other fees, and increased salaries and other benefits. As a percentage of The Family Channel's total revenues, general and administrative expense amounted to 6.1%, 6.6%, and 6.4% for 1996, 1995, and 1994, respectively.

     Operating Income

     Operating income increased $29,325,000 (or 46.7%) in 1996 as compared to 1995 and increased $12,889,000 (or 25.8%) for 1995 over 1994. As a percentage of The Family Channel's total revenues, operating income amounted to 38.2%, 31.7%, and 29.4% for 1996, 1995, and 1994, respectively.

     Operating income before depreciation and amortization of property and equipment and other assets increased $30,320,000 (or 43.9%) in 1996 as compared to 1995 and increased $13,210,000 (or 23.7%) for 1995 over 1994. As a percentage of The Family Channel's total revenues, operating income before depreciation and amortization of property and equipment and other assets was 41.2%, 34.8%, and 32.9% for 1996, 1995, and 1994, respectively.

     FIT TV

     The following table sets forth comparative information relating to the operations of FiT TV.

                                                                  YEARS ENDED DECEMBER 31
                                                          ---------------------------------------
                                                             1996          1995          1994
                                                          -----------   -----------   -----------
     Operating revenues
       Advertising revenue..............................  $ 2,574,000   $ 1,769,000   $ 1,018,000
       Merchandise revenue..............................    1,709,000     1,531,000       229,000
                                                          -----------   -----------   -----------
          Total revenues................................    4,283,000     3,300,000     1,247,000
                                                          -----------   -----------   -----------
     Operating expenses*
       Production and programming.......................    3,686,000     3,516,000     3,069,000
       Selling and marketing............................    3,859,000     3,682,000     1,784,000
       New business development.........................      185,000        91,000         4,000
       General and administrative.......................    2,005,000     1,801,000     1,491,000
                                                          -----------   -----------   -----------
          Total operating expenses......................    9,735,000     9,090,000     6,348,000
                                                          -----------   -----------   -----------
          Operating loss................................  $(5,452,000)  $(5,790,000)  $(5,101,000)
                                                          ===========   ===========   ===========

---------------

* Includes depreciation and amortization:

     Amortization of film rights
          License agreements............................     $     --      $     --      $     --
          Original programming..........................    1,476,000     1,361,000     1,057,000
                                                            ---------     ---------     ---------
                                                            1,476,000     1,361,000     1,057,000
      Depreciation and amortization of property and
        equipment and other assets......................       33,000        12,000         2,000
                                                            ---------     ---------     ---------
                                                           $1,509,000    $1,373,000    $1,059,000
                                                            =========     =========     =========

---------------

Note -- Beginning April 30, 1996, the Company records a minority interest representing the minority partners' combined 20% share of the net loss of FiT TV. See "Other Income and Expense Information".

     The FiT TV cable network was launched in October 1993. As of December 31, 1996, FiT TV was available, on a full-time or part-time basis, via local cable systems and home television receive-only satellite dishes, to approximately 11.7 million households as compared to approximately 9.6 million households as of December 31, 1995, and approximately 4.6 million households as of December 31, 1994. The operations of FiT TV have generated operating losses and could continue to generate operating losses for a significant period of time. The Company intends to broaden the carriage of FiT TV through, among other things, increased marketing and promotional activities. However, in light of the number of new cable programming services and the existence of limited channel capacity, there can be no assurance that these activities will be successful, that subscriber levels can be maintained, or that the FiT TV cable network will ever become profitable in the future.

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

     Total revenues increased $983,000 (or 29.8%) during 1996 as compared to 1995 and increased $2,053,000 (or 164.6%) for 1995 over 1994. These increases are due to higher advertising rates, growth in total subscribers, and an increase in merchandise sales.

     Production and programming expense includes the amortization of film rights and an intercompany charge for transponder usage (at the rate of $1,800,000 per annum). Production and programming expense increased $170,000 (or 4.8%) during 1996 as compared to 1995 and increased $447,000 (or 14.6%) for 1995 over 1994.

     Selling and marketing expense increased $177,000 (or 4.8%) during 1996 as compared to 1995 and increased $1,898,000 (or 106.4%) in 1995 as compared to 1994. The increase in 1996 is primarily due to increased consulting fees. The increase in 1995 was primarily due to expenses incurred to support the launch of FiT TV on cable systems in addition to expenses incurred to change the name of the network to FiT TV from Cable Health Club. The Company expects to increase its expenditures related to FiT TV's marketing and promotional activities.

     General and administrative expense includes, among other things, intercompany charges for services and support provided to FiT TV. General and administrative expense increased $204,000 (or 11.3%) during 1996 as compared to 1995 and increased $310,000 (or 20.8%) for 1995 over 1994. These increases are primarily due to increases in personnel costs.

     As described in Note G of Notes to Consolidated Financial Statements, on April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate the FiT TV cable network. FiT TV had previously been owned and operated by CHTV.

     In accordance with the terms of the FiT TV Partnership Agreement, CHTV contributed all of the assets and liabilities of the FiT TV cable network to the FiT TV Partnership in exchange for an 80% partnership interest and functions as the FiT TV Partnership's managing partner. Reebok contributed cash of $2,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Liberty Media contributed cash of $1,000,000 and other consideration agreed upon by the parties in exchange for a 10% partnership interest. Reebok and Liberty Media have no further obligations to make capital contributions to the FiT TV Partnership. Although the Company similarly has no contractual obligation to make additional capital contributions, since the formation of the FiT TV Partnership, the Company has made loans to the partnership to fund its operations and currently intends to continue to fund such operations in the future.

     INTERNATIONAL NETWORKS

     The following table sets forth comparative information relating to the operations of The Family Channel (UK) and The Family Channel De Las Americas, as well as international new business development costs.

                                                                YEARS ENDED DECEMBER 31
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------    ------------    ------------
     Operating revenues.............................  $ 5,045,000    $ 12,705,000    $  7,538,000
                                                      -----------    ------------    ------------
     Operating expenses*
       Production and programming...................    8,501,000      16,291,000      13,935,000
       Selling and marketing........................    1,842,000       5,875,000       3,767,000
       New business development.....................    2,169,000       1,646,000         629,000
       General and administrative...................    1,587,000       3,020,000       2,551,000
                                                      -----------    ------------    ------------
               Total operating expenses.............   14,099,000      26,832,000      20,882,000
                                                      -----------    ------------    ------------
               Operating loss.......................  $(9,054,000)   $(14,127,000)   $(13,344,000)
                                                      ===========    ============    ============
     The Family Channel (UK)........................  $(2,871,000)   $(10,836,000)   $(12,715,000)
     The Family Channel De Las Americas.............   (4,014,000)     (1,645,000)             --
     New business development.......................   (2,169,000)     (1,646,000)       (629,000)
                                                      -----------    ------------    ------------
               Operating loss.......................  $(9,054,000)   $(14,127,000)   $(13,344,000)
                                                      ===========    ============    ============

---------------

* Includes depreciation and amortization:

    Amortization of film rights
          License agreements........................   $4,416,000      $5,832,000      $4,049,000
          Original programming......................      244,000         830,000         846,000
                                                        ---------       ---------       ---------
                                                        4,660,000       6,662,000       4,895,000
    Depreciation and amortization of property and
      equipment and other assets....................       28,000          77,000          74,000
                                                        ---------       ---------       ---------
                                                       $4,688,000      $6,739,000      $4,969,000
                                                        =========       =========       =========

     As previously discussed in Note P of Notes to Consolidated Financial Statements, on April 22, 1996, the Company sold its 61% interest in The Family Channel (UK).

     The operations of The Family Channel De Las Americas were discontinued in November 1996. Certain assets of this network have been contributed to UFC, as described in Note B of Notes to Consolidated Financial Statements.

     Expenses for new business development include costs incurred in connection with the Company's exploration of opportunities for international expansion. New business development expenses increased $523,000 in 1996 as compared to 1995, and increased $1,017,000 in 1995 as compared to 1994. These increases are primarily attributable to increased personnel costs.

  PRODUCTION & DISTRIBUTION SEGMENT INFORMATION

     The following table sets forth comparative information relating to the domestic and international operations of the Company's Production & Distribution business segment.

                                                                 YEARS ENDED DECEMBER 31
                                                        ------------------------------------------
                                                            1996           1995           1994
                                                        ------------    -----------    -----------
     Operating revenues
       MTM Operations................................   $102,958,000    $82,138,000    $65,117,000
       UK Studio.....................................      1,561,000      4,852,000      5,223,000
                                                        ------------    -----------    -----------
               Total revenues........................    104,519,000     86,990,000     70,340,000
                                                        ------------    -----------    -----------
     Operating expenses*
       Production and programming....................    105,863,000     70,227,000     55,175,000
       Selling and marketing.........................      9,551,000      8,099,000     10,203,000
       General and administrative....................      6,454,000      5,649,000      4,094,000
       Amortization of goodwill......................      1,680,000      1,860,000      1,934,000
                                                        ------------    -----------    -----------
               Total operating expenses..............    123,548,000     85,835,000     71,406,000
                                                        ------------    -----------    -----------
               Operating income (loss)...............   $(19,029,000)   $ 1,155,000    $(1,066,000)
                                                        ============    ===========    ===========
     MTM Operations..................................   $(16,517,000)   $ 1,772,000    $  (606,000)
     Family Channel Pictures.........................     (2,372,000)       (30,000)            --
     UK Studio.......................................       (140,000)      (587,000)      (460,000)
                                                        ------------    -----------    -----------
               Operating income (loss)...............   $(19,029,000)   $ 1,155,000    $(1,066,000)
                                                        ============    ===========    ===========

---------------

* Includes depreciation and amortization:

    Amortization of film rights
          License agreements.......................................   $ 19,821,000    $20,378,000    $ 5,687,000
          Original programming.....................................     78,575,000     40,247,000     40,561,000
                                                                       -----------     ----------     ----------
                                                                        98,396,000     60,625,000     46,248,000
                                                                       -----------     ----------     ----------
    Depreciation and amortization of property and
      equipment, goodwill, and other assets
          MTM Operations...........................................      2,257,000      2,052,000      2,037,000
          UK Studio................................................        232,000        690,000        547,000
                                                                       -----------     ----------     ----------
                                                                         2,489,000      2,742,000      2,584,000
                                                                       -----------     ----------     ----------
                                                                      $100,885,000    $63,367,000    $48,832,000
                                                                       ===========     ==========     ==========

     Operating revenue for MTM Operations increased $20,820,000 (or 25.3%) in 1996 as compared to 1995 and increased $17,021,000 (or 26.1%) in 1995 as compared to 1994.

     Operating revenues in 1996 were derived primarily from (i) license fees from the broadcast networks for series such as The Pretender, Sparks, and Bailey Kipper's POV, (ii) the domestic syndication of The Cape, America's Funniest Home Videos, Dr. Quinn, Medicine Woman, and Rescue 911, (iii) the international distribution of programs produced for the broadcast networks, The Family Channel, and others, and (iv) sales of series and made-for-television movies to The Family Channel and other cable networks, including Home & Family, Newhart, Apollo 11, Night of the Twisters, Panic in the Skies, and various game shows.

     Operating revenues in 1995 were derived primarily from (i) license fees from the broadcast networks for the series Christy and the made-for-television movie Face on the Milk Carton, (ii) the domestic syndication of America's Funniest Home Videos and Rescue 911,(iii) the international distribution of programs produced for the broadcast networks, The Family Channel, and others, and (iv) sales of series and made-for-television movies to The Family Channel and other cable networks, including St. Elsewhere, Hill Street Blues, and Stolen
Memories: Secrets from the Rose Garden.

     Operating revenues in 1994 were derived primarily from (i) license fees from the broadcast networks for the series Christy and the made-for-television movie Gift of Love, (ii) the domestic syndication of Rescue 911, (iii) the international distribution of programs produced for the broadcast networks, The Family Channel, and others, and (iv) sales of series and made-for-television movies to The Family Channel and other cable networks, including Lou Grant, Remington Steele, and Evening Shade.

     With respect to programming sold on a cash basis, revenue is recognized when such programming becomes available for telecast by others. With respect to programs sold on a barter basis, revenue is recognized upon sales of the advertising time within such programs as they air. As a result, significant fluctuations in revenue and income may occur from period to period depending on the availability dates of programs and whether such programs were sold on a cash or barter basis. Accordingly, period-to-period comparisons may not be meaningful. While programs distributed internationally and programs delivered to broadcast and cable networks are sold on a cash basis, programs distributed through domestic syndication may be sold on a cash or barter basis, or both. In 1996, The Cape was sold on a barter basis; Dr. Quinn, Medicine Woman and Rescue 911 were sold on a cash and barter basis; and America's Funniest Home Videos was sold on a cash basis. In 1995, Rescue 911 was sold on a cash and barter basis and America's Funniest Home Videos was sold on a cash basis. In 1994, Rescue 911 was sold on a cash basis as well as on a cash and barter basis.

     Production and programming expense increased $35,636,000 (or 50.7%) in 1996 as compared to 1995 and increased $15,052,000 (or 27.3%) in 1995 as compared to 1994. These increases were primarily attributable to the amortization of film rights of the programs discussed above.

     Selling and marketing expense increased $1,452,000 (or 17.9%) in 1996 over 1995 and decreased $2,104,000 (or 20.6%) in 1995 as compared to 1994. The increase in 1996 is primarily attributable to increased sales bonuses and increased marketing costs related to domestic syndication. During 1994, a licensee associated with one of MTM's productions failed to fully meet its obligation to provide advertising to television stations airing that program. As a result, in order to fulfill the obligation to the stations, MTM Operations purchased advertising time on these stations at a cost of approximately $1,600,000.

     General and administrative expense increased $805,000 (or 14.3%) in 1996 as compared to 1995 and increased $1,555,000 (or 38.0%) in 1995 as compared to 1994. These increases are due to expenses incurred by Family Channel Pictures and increased personnel and related costs, as well as the creation in 1996 of the music publishing and consumer products divisions.

     In 1996, MTM began production of four original programming series for license to the broadcast networks, syndication to domestic television stations, and distribution in the international marketplace. In contrast, MTM had a limited production slate in 1995. As a result of this increase in production, MTM incurred substantially increased development and overhead costs in addition to the direct costs of production. These costs represent a substantial investment and have exceeded revenue in the first year of production. Recoverability of this investment is dependent upon, among other factors, receiving orders for additional episodes as well as the ratings success of the programs.

     The success of MTM's television programming business depends, in large part, upon the exhibition of its television series over a sufficient number of years to allow for further domestic exhibition opportunities. During the initial years of a one-hour network television series, network and international license fees normally approximate the production costs of the series and, accordingly, MTM recognizes only minimal profit or loss during this period. With respect to first-run domestic syndication programming and half-hour network programming, the production costs can substantially exceed the combination of barter advertising revenues or network license fees, as applicable, and international license fees and, accordingly, MTM recognizes losses during this period. However, if a sufficient number of episodes of a series are produced, MTM is reasonably assured that international license fees will increase and that it will also be able to further exploit the series domestically.

     During 1996, The Cape experienced lower than expected ratings, and MTM recognized losses from the episodes of The Cape delivered to the first-run syndication market. Losses were also recognized in connection with the episodes delivered of Sparks, the half-hour network situation comedy. In addition, MTM incurred substantial development and overhead costs relating to its increased production activity.

     Also, in 1996, revenue recognized from cash sales, relating to the domestic syndication of America's Funniest Home Videos and the sale of Newhart, St. Elsewhere, and Hill Street Blues from MTM's existing library, decreased approximately $17,200,000 as compared to 1995.

     As a result of these and other factors, MTM Operations generated an operating loss of $16,517,000 in 1996. Based upon the expected delivery of additional episodes of Sparks and The Cape as well as anticipated new programs, the Company believes that MTM Operations will continue to generate significant operating losses in 1997.

     In 1995, the operating income of MTM Operations amounted to $1,772,000, which more than offset the operating losses of $30,000 and $587,000 generated by Family Channel Pictures and the UK Studio, respectively, and operating income
(loss) before depreciation and amortization of property and equipment, goodwill, and other assets for MTM Operations, Family Channel Pictures, and the UK Studio was $3,824,000, $(30,000), and $103,000, respectively, for a total of
$3,897,000. In 1994, MTM Operations and the UK Studio experienced operating losses of $606,000 and $460,000, respectively, for a total operating loss of $1,066,000, and operating income before depreciation and amortization of property and equipment, goodwill, and other assets of $1,431,000 and $87,000, respectively, for a total of $1,518,000.

     Family Channel Pictures has co-produced a motion picture which has not been released. The Company's share of the production costs of this film amounted to approximately $6,000,000 in exchange for which the Company received the domestic distribution rights. Recoverability of the aggregate costs of this motion picture will be dependent upon a variety of factors, including the domestic box office receipts, if any, as well as revenues generated from other sources, including licensing to The Family Channel. Unless it secures an appropriate joint venture partner, the Company does not intend to produce and release additional theatrical motion pictures.

     As previously discussed in Note P of Notes to Consolidated Financial Statements, on April 22, 1996, the Company sold the UK Studio.

     Future results of operations of the Company's Production & Distribution business are primarily dependent upon the Company's ability to profitably distribute programming (i) obtained in the acquisition of film libraries, (ii) produced for licensing to the broadcast networks and others, (iii) produced for The Family Channel, and (iv) acquired under license agreements or otherwise.

     As discussed above, the success of MTM's television programming business depends, in large part, upon the exhibition of its television series over a sufficient number of years to allow for further domestic exhibition opportunities. In addition, the production of these television series over a number of years enhances MTM's existing library of television programming. Although the Company believes that the rewards associated with producing popular original programming are worth the associated risks, there can be no assurance that MTM will be able to profitably produce and distribute its programming.

  LIVE ENTERTAINMENT SEGMENT INFORMATION

     The following table sets forth comparative information relating to the operations of the Company's Live Entertainment business segment.

                                                                  YEARS ENDED DECEMBER 31
                                                         -----------------------------------------
                                                            1996           1995           1994
                                                         -----------    -----------    -----------
     Operating revenues...............................   $ 7,751,000    $10,481,000    $ 8,951,000
                                                         -----------    -----------    -----------
     Operating expenses*
       Production and programming.....................     7,878,000      8,527,000      7,748,000
       Selling and marketing..........................     1,158,000      1,102,000      1,089,000
       New business development.......................            --      4,143,000             --
       General and administrative.....................       899,000        924,000      1,396,000
       Amortization of goodwill.......................       598,000        797,000        598,000
                                                         -----------    -----------    -----------
               Total operating expenses...............    10,533,000     15,493,000     10,831,000
                                                         -----------    -----------    -----------
               Operating loss.........................   $(2,782,000)   $(5,012,000)   $(1,880,000)
                                                         ===========    ===========    ===========

     Calvin Gilmore Productions.......................   $(2,782,000)   $(2,626,000)   $(1,880,000)
     Ice Capades......................................            --     (2,386,000)            --
                                                         -----------    -----------    -----------
               Operating loss.........................   $(2,782,000)   $(5,012,000)   $(1,880,000)
                                                         ===========    ===========    ===========

---------------

* Includes depreciation and amortization:

     Depreciation and amortization of property and
       equipment, goodwill, and other assets..........   $ 1,488,000    $ 1,772,000    $ 1,035,000
                                                          ==========     ==========     ==========

     The results of the Company's Live Entertainment business are subject to seasonal fluctuations. Operating revenues and, accordingly, operating income are usually higher during the summer months and during holiday vacation periods, such as Christmas.

     New business development in 1995 related to expenses associated with the operation of the Ice Capades. As described in Note B of Notes to Consolidated Financial Statements, the Company sold its interest in the Ice Capades on December 31, 1995.

     In December 1993, the Company acquired a majority interest in Calvin Gilmore Productions which, at the time, produced three musical variety shows in Myrtle Beach, South Carolina. Two of these shows were discontinued during 1995 and the related theaters were subsequently leased to third parties. The remaining show, The Carolina Opry, has generated operating income before depreciation and amortization of property and equipment, goodwill, and other assets.

     In September, 1995, the Company opened a new musical venue, located in Charleston, South Carolina. For the year ended December 31, 1996, the operating loss of Calvin Gilmore Productions was primarily attributable to the operating loss of the Charleston theater. As a start-up operation, this new venue could continue to generate losses for an extended period of time.

     Future results of operations of the Company's Live Entertainment business are primarily dependent upon, among other factors, (i) achieving increased levels of attendance, (ii) raising ticket prices without adversely affecting attendance, (iii) securing talent at a reasonable cost, and (iv) competition in the Myrtle Beach and Charleston markets. There can be no assurance that the Company's Live Entertainment business will become profitable in the future.

  OTHER INCOME AND EXPENSE INFORMATION

     Investment income increased to $2,843,000 for 1996 from $1,883,000 for 1995, an increase of $960,000. Investment income increased to $1,883,000 for 1995 from an investment loss of $2,522,000 for 1994, an increase of $4,405,000. The increase in 1996 is due primarily to an increase in net realized and unrealized gains on marketable securities partially offset by a decrease in interest earned on cash and cash equivalents. The investment loss for 1994 included a loss of $3,691,000 related to the Company's investment in a certain media enterprise. This investment was classified as an available-for-sale security. Accordingly, the Company recognized an impairment related to this investment because its market value had declined and such decline had been sustained for more than six months. The investment loss for 1994 also included net trading losses amounting to $2,338,000 on transactions involving futures contracts and other derivative securities.

     Total interest expense decreased to $12,551,000 for 1996 from $12,989,000 for 1995, a decrease of $438,000 (or 3.4%). Total interest expense increased to $12,989,000 for 1995 from $11,034,000 for 1994, an increase of $1,955,000 (or
17.7%). The increase in 1995 was attributable to increased borrowings and higher interest rates in 1995 as compared to 1994.

     Prior to April 22, 1996, minority interests were primarily attributable to a minority partner's 39% interest in The Family Channel (UK) which was operated as a joint venture. On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel (UK). The minority partner's 39% share of the net loss resulting from the operations of The Family Channel (UK), through the date of sale, amounted to $1,419,000 for 1996. The minority partner's 39% share of the net loss of this joint venture amounted to $4,954,000 and $5,107,000 for 1995 and 1994, respectively.

     As described in Note G of Notes to Consolidated Financial Statements, on April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate the FiT TV cable network. The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership, since its formation on April 30, 1996, amounted to $938,000.

     As previously discussed in Note P of Notes to Consolidated Financial Statements, on April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to a related party. This sale resulted in a pre-tax gain on disposition of assets amounting to $13,685,000 for 1996.

     Other investments include investments in and advances to affiliates and others. Management of the Company periodically reviews the recoverability of these investments and records allowances against their carrying value, as appropriate, based on the operations of the entities and other factors. The determination of other income and expense includes such adjustments, including a valuation allowance of $5,300,000 in 1996 relating to the Company's investment in 7 1/2% convertible notes receivable from the entity that purchased the Ice Capades from the Company, as described in Note B of Notes to Consolidated Financial Statements, and a share of loss of $1,500,000 in 1995 relating to the Company's investment in China Entertainment Television Broadcast Limited. The determination of other income and expense also included income of $2,521,000 and $7,291,000 in 1995 and 1994, respectively, resulting from the effects of the final resolution of certain preacquisition contingencies recorded in the acquisition of TVS, as described in Note B of Notes to Consolidated Financial Statements.

  USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

LIQUIDITY AND CAPITAL RESOURCES
----------------------------------

     The Company has financed its growth primarily through internally generated funds, borrowings, and the sale of shares of Class B Common Stock. In December 1993, the Company entered into the Revolving Credit Facility. In December 1995, the Company refinanced the Revolving Credit Facility and increased the commitment thereunder to $250,000,000 from $175,000,000. In January 1995, a subsidiary of the Company entered into the $10,000,000 Subsidiary Credit Agreement which has terms substantially the same as those of the Revolving Credit Facility. The Revolving Credit Facility provides for semi-annual reductions of one-tenth of the loan commitment, beginning in December 1997, with a final expiration date in June 2002. The Revolving Credit Facility contains (i) a negative pledge of substantially all of the Company's assets and (ii) various restrictive covenants which, among other things, obligate the Company to maintain certain financial ratios and limit the ability of the Company to incur additional indebtedness, liens, and guarantees. Under the terms of the Revolving Credit Facility, the aggregate amount of future dividends on, and future redemptions of, the Company's common stock cannot exceed approximately $50,000,000 as of December 31, 1996.

     The Company produces, acquires, and distributes a variety of programs, including original series, specials, and movies, as well as syndicated programs originally broadcast by others, to be aired on the Company's cable networks or to be licensed to others. Film rights (including the current portion) were $242,121,000 at December 31, 1996, as compared to $161,449,000 at December 31,
1995, an increase of $80,672,000. This increase is primarily attributable to (i) the acquisition of domestic distribution rights to Dr. Quinn, Medicine Woman,
(ii) production of programs, such as The Pretender, for the broadcast networks and international distribution, (iii) production of The Cape for domestic syndication and international distribution, and (iv) programming produced for The Family Channel.

     During the year ended December 31, 1996, the Company spent $135,724,000 for originally-produced programming and $58,142,000 for various rights to programs produced by others. The Company expects that the total amount to be spent on programming in 1997 will not be less than the total amount for 1996. A significant portion of the Company's film rights are currently acquired from others and there can be no assurance that the Company will be able to acquire such rights at a comparable cost in the future.

     The Company's total debt (including current maturities), other than the Convertible Notes, increased to $172,456,000 at December 31, 1996 from $153,933,000 at December 31, 1995, an increase of $18,523,000. This increase in borrowings is primarily attributable to the Company's increased production of original programming.

     The Company has guaranteed a $12,000,000 bank credit facility for the entity that purchased the Ice Capades from the Company, as described in Note B of Notes to Consolidated Financial Statements. If the Company becomes obligated under this guarantee, it is expected that any such obligation will be funded from available cash and cash equivalents or from bank borrowings.

     As of December 31, 1996, the Company had cash and cash equivalents of $4,997,000 and borrowings available from banks of $99,500,000. The Company believes that funds from operations, borrowings available from banks, and existing cash balances and investments will provide adequate sources of short-term and long-term liquidity for its current operations; however, the Company may pursue additional capital-raising activities if it believes that market conditions or acquisition opportunities warrant such activities.

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

INFLATION
---------

     Management believes that the effect of inflation has not been material to the Company. However, inflation in personnel, programming and certain other costs could significantly affect the Company's future operations.

INCOME TAXES
--------------

     The Company's income tax return for 1990, the year in which the Company acquired the assets of The Family Channel from CBN, is currently under examination by the IRS. As discussed in Note K of Notes to Consolidated Financial Statements, this acquisition gave rise to an initial difference between the basis of the assets acquired from CBN for financial statement purposes and the basis of those assets for tax purposes. In May 1994, the Company and the IRS entered into the Closing Agreement settling certain issues relating to the Company's income tax return for 1990.

     Pursuant to the Closing Agreement, all outstanding issues regarding the method and amounts of amortization in respect of the assets acquired from CBN have been resolved. These amounts had previously been estimated by the Company. As a result of the Closing Agreement, the amount of deferred tax benefit recorded by the Company was increased in 1994 by $6,000,000 with a corresponding increase in stockholders' equity. The Company's reported earnings were not affected by the Closing Agreement.

                                                                     SCHEDULE II

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                      BALANCE AT    ADDITIONS --        DEDUCTIONS
                                       BEGINNING    CHARGED TO    -----------------------   BALANCE AT
            DESCRIPTION                 OF YEAR       EXPENSE     WRITE-OFFS    OTHER(1)    END OF YEAR
------------------------------------  -----------   -----------   ----------   ----------   -----------
Allowance for doubtful accounts
  receivable
     For the year ended December 31,
       1996.........................  $ 6,300,000    $ 551,000    $  908,000   $1,155,000   $ 4,788,000
                                      ===========     ========    ==========   ==========    ==========
     For the year ended December 31,
       1995.........................  $ 9,400,000    $ 107,000    $3,207,000   $       --   $ 6,300,000
                                      ===========     ========    ==========   ==========    ==========
     For the year ended December 31,
       1994.........................  $13,200,000    $   9,000    $3,809,000   $       --   $ 9,400,000
                                      ===========     ========    ==========   ==========    ==========

---------------

Note (1): Represents deductions resulting from dispositions.

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
International Family Entertainment, Inc.:

     Under date of March 17, 1997, we reported on the consolidated balance sheets of International Family Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1996, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule shown in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Norfolk, Virginia
March 17, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
------       --------------------------------------------------------------------------
3(i)     --  Amended and Restated Certificate of Incorporation of Registrant (filed as      *
             (Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the
             quarterly period ended September 30, 1995).

3(ii)    --  Restated By-laws of the Registrant (filed as Exhibit 3.2 to the                *
             Registrant's Annual Report on Form 10-K for the fiscal year ended December
             31, 1992).

4.1      --  Credit Agreement, originally dated as of December 27, 1993, Amended and        *
             Restated as of December 26, 1995, by and among the Registrant, the Lenders
             (as defined therein), and the First National Bank of Boston as agent for the Lenders (filed as Exhibit 4.1 to the Registrant's Current Report on
             Form 8-K, dated December 26, 1995).

4.2      --  Amendment No. 1, dated December 29, 1995, to Credit Agreement, dated as of     *
             December 26, 1995, by and among the Registrant and the lender(s) listed on the signature pages thereto (filed as Exhibit 4.2 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

4.3      --  Amendment No. 2, dated November 15, 1996, to Credit Agreement, dated as of    ***
             December 26, 1995, by and among the Registrant and the lender(s) listed on the signature pages thereto.

10.1     --  Program Time Agreement, dated as of January 5, 1990, between The Christian    **
             Broadcasting Network, Inc. and the Registrant.

10.2     --  Employment Agreement, dated as of July 1, 1995, between the Registrant and     *
             M.G. Robertson (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.3     --  Employment Agreement, dated as of August 7, 1995, between the Registrant       *
             and Timothy B. Robertson (filed as Exhibit 10.23 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4     --  International Family Entertainment, Inc. Family Channel Affiliation           **
             Agreement, dated as of December 28, 1989, between Satellite Services, Inc.
             and the Registrant.

10.5     --  Uplink Facilities Lease and Transponder Sublease, dated as of January 5,      **
             1990, between The Christian Broadcasting Network, Inc. and the Registrant.

10.6     --  International Family Entertainment, Inc. Stock Incentive Plan, as amended      *
             (filed as Appendix 2 to the Registrant's definitive Proxy Statement, dated
             April 19, 1996).

10.7     --  Form of The International Family Entertainment, Inc. Senior Executive         **
             Stock Incentive Plan.

10.8     --  Form of International Family Entertainment, Inc. 401(k) Employee              **
             Retirement Savings Plan and amending and restating the International
             Family Entertainment, Inc. 401(k) Employee Retirement Savings Plan adopted on April 1, 1990, and the Trust Agreement between the Registrant and
             Signet Trust Company, as trustee, effective as of January 1, 1992.

10.9     --  Exchange Agreement, dated as of December 1, 1995, by and between the           *
             Registrant, Liberty Programming Corporation and Liberty IFE, Inc., a
             direct, wholly owned subsidiary of Liberty Media Corporation and an affiliate of Tele-Communications, Inc. (filed as Exhibit 2 to the
             Registrant's Current Report on Form 8-K, dated December 15, 1995).

EXHIBIT
NUMBER                                      DESCRIPTION
------       --------------------------------------------------------------------------
10.10    --  Amended and Restated Convertible Note Agreement, dated as of September 1,      *
             1995, by and between the Registrant and Liberty IFE, Inc. (filed as
             Exhibit 2(a) to the Registrant's Current Report on Form 8-K, dated
             December 15, 1995).

10.11    --  Waiver of Preemptive Rights, dated December 1, 1995, by and between M.G.       *
             Robertson, Timothy B. Robertson, The Christian Broadcasting Network, Inc.
             and The Robertson Charitable Remainder Unitrust (filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K, dated December 15, 1995).

10.12    --  Amended and Restated Shareholder Agreement, dated as of September 1, 1995,     *
             by and between M.G. Robertson, Timothy B. Robertson, the Robertson
             Charitable Remainder Unitrust, The Christian Broadcasting Network, Inc.,
             Liberty IFE, Inc. and the Registrant (filed as Exhibit 2(c) to the
             Registrant's Current Report on Form 8-K, dated December 15, 1995).

10.13    --  Amended and Restated Subordination Agreement and Consent, dated as of          *
             September 1, 1995, by and between the Registrant, each Holder of
             Subordinated Indebtedness executing a counterpart of the agreement and The
             First National Bank of Boston, as agent for the Lenders (filed as Exhibit
             2(d) to the Registrant's Current Report on Form 8-K, dated December 15,
             1995).

10.14    --  Employment Agreement, dated as of October 27, 1993, between the Registrant     *
             and John B. Damoose (filed as Exhibit 99.1 to the Registrant's Current
             Report on Form 8-K, dated March 8, 1994).

10.15    --  Employment Agreement, dated as of December 22, 1993, between the               *
             Registrant and Larry W. Dantzler (filed as Exhibit 99.2 to the
             Registrant's Current Report on Form 8-K, dated March 8, 1994).

10.16    --  Employment Agreement, dated as of December 22, 1993, between the               *
             Registrant and David R. Humphrey (filed as Exhibit 99.3 to the
             Registrant's Current Report on Form 8-K, dated March 8, 1994).

10.17    --  Employment Agreement, dated as of December 22, 1993, between the               *
             Registrant and Louis A. Isakoff (filed as Exhibit 99.4 to the Registrant's
             Current Report on Form 8-K, dated March 8, 1994).

10.18    --  Employment Agreement, dated as of December 22, 1993, between the               *
             Registrant and Stephen D. Lentz (filed as Exhibit 99.5 to the Registrant's
             Current Report on Form 8-K, dated March 8, 1994).

10.19    --  Employment Agreement, dated as of December 22, 1993, between the               *
             Registrant and Craig R. Sherwood (filed as Exhibit 99.6 to the
             Registrant's Current Report on Form 8-K, dated March 8, 1994).

10.20    --  Employment Agreement, dated as of April 7, 1995, between the Registrant        *
             and Richard Sirvaitis (filed as Exhibit 10 to the Registrant's Quarterly
             Report on Form 10-Q for the quarterly period ended March 31, 1995).

10.21    --  Employment Agreement, dated as of January 1, 1995, between the Registrant      *
             and B. Randall Seiler (filed as Exhibit 10.21 to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1995).

10.22    --  Employment Agreement, effective as of March 6, 1995, between the Company       *
             and Anthony D. Thomopoulos, executed May 15, 1996 (filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarterly period ended
             June 30, 1996).

EXHIBIT
NUMBER                                      DESCRIPTION
------       --------------------------------------------------------------------------
10.23    --  Employment Agreement, dated as of April 1, 1996, between the Registrant       ***
             and D. Paul Newton.

10.24    --  Employment Agreement, dated as of January 1, 1997, between the Registrant     ***
             and Diane Linen Powell.

10.25    --  Agreement between International Family Entertainment, Inc. and Flextech        *
             plc, dated as of March 20, 1996, for the sale and purchase of shares in
             International Family Entertainment UK (filed as Exhibit 2.1 to the
             Registrant's Current Report on Form 8-K, dated April 22, 1996).

10.26    --  Agreement between International Family Entertainment, Inc. and Flextech        *
             plc, dated as of March 20, 1996, for the sale and purchase of shares in
             TVS Television Limited (filed as Exhibit 2.2 to the Registrant's Current
             Report on Form 8-K, dated April 22, 1996).

10.27    --  Shareholders Agreement in relation to Flextech plc, dated as of March 20,      *
             1996, between International Family Entertainment, Inc. and
             Tele-Communications International, Inc. (filed as Exhibit 2.3 to the
             Registrant's Current Report on Form 8-K, dated April 22, 1996).

10.28    --  Letter Agreement, dated as of May 16, 1996, amending the International       ****
             Family Entertainment, Inc. Family Channel Affiliation Agreement, dated as of December 28, 1989, between Satellite Services, Inc. and the Registrant.

10.29    --  Affiliation Agreement, dated as of May 16, 1996, between Satellite           ****
             Services, Inc. and Cable Health TV, Inc., d/b/a FiT TV.

11       --  Computations of Earnings per Common Share.                                    ***

21       --  Subsidiaries of the Registrant.                                               ***

23       --  Consent of Independent Auditors.                                              ***

27       --  Financial Data Schedule (for SEC use only).                                   ***

---------------

   * Previously filed (as indicated parenthetically in description of exhibit), and incorporated herein by reference.

  ** Previously filed with the Registrant's Registration Statement (No.
     33-45967) on Form S-1 under the Securities Act of 1933, and incorporated herein by reference.

 *** Filed herewith.

**** Confidential treatment has been requested with respect to such exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and, in accordance therewith, such exhibit has been omitted and filed separately with the Securities and Exchange Commission.