Form 10-Q
period 1997-03-31
INTERNATIONAL FAMILY ENTERTAINMENT INC
filed 1997-05-13
CIK 884506

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997.

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to
                               --------   --------



                           COMMISSION FILE NO. 1-11121


                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                                               54-1522360
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)


2877 GUARDIAN LANE, VIRGINIA BEACH, VIRGINIA                                                   23452
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


As of May 2, 1997, there were outstanding 5,000,000 shares of the Registrant's Class A Common Stock, par value $.01 per share, convertible (the "Class A Common Stock"); 32,781,795 shares of the Registrant's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"); and 7,088,732 shares of the Registrant's Class C Common Stock, par value $.01 per share, non-voting and convertible (the "Class C Common Stock" and, together with the Class A Common Stock and Class B Common Stock, the "Common Stock").

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.


                               INDEX TO FORM 10-Q

                  For the quarterly period ended March 31, 1997



                                                                                                           Page No.
                                                                                                           --------
Part I - Financial Information
------------------------------

Item 1. Financial Statements:

         Consolidated Balance Sheets -
           March 31, 1997 and December 31, 1996                                                               3

         Consolidated Statements of Operations -
           For the Three Months Ended March 31, 1997 and 1996                                                 5

         Consolidated Statements of Cash Flows -
           For the Three Months Ended March 31, 1997 and 1996                                                 6

         Notes to Consolidated Financial Statements                                                           7

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                                     10

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                                                     23

Other items in Part II have been omitted because they are not applicable for the quarterly period ended March 31, 1997.

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.



                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)


                               ASSETS

                                                                            March 31                    December 31
                                                                              1997                          1996
                                                                       ------------------             -----------------
Current assets
  Cash and cash equivalents                                               $  14,961,000                  $   4,997,000
  Investment in marketable securities                                         7,886,000                      9,053,000
  Accounts receivable, net of allowances
      of $4,689,000 and $4,662,000                                          119,919,000                    121,359,000
  Film rights, current portion                                               89,901,000                     97,441,000
  Prepaid expenses and other                                                 11,005,000                      7,005,000
                                                                       ------------------             -----------------
    Total current assets                                                    243,672,000                    239,855,000

Property and equipment, net of accumulated
    depreciation and amortization of $32,102,000
     and $29,860,000                                                         62,044,000                     62,877,000
Film rights                                                                 135,554,000                    144,680,000
Long-term accounts receivable, net of
     allowances of $144,000 and $126,000                                     16,959,000                     17,530,000
Investment in equity securities - related party                              35,458,000                     35,458,000
Other investments, net of deferred gain of $2,616,000                        16,846,000                     14,889,000
Goodwill, net of accumulated amortization
     of $9,400,000 and $8,830,000                                            47,947,000                     48,517,000
Deferred tax benefit                                                          1,076,000                      1,076,000
Other assets                                                                  4,257,000                      3,801,000
                                                                       ------------------             -----------------

                                                                          $ 563,813,000                  $ 568,683,000
                                                                       ==================             =================

                                  (continued)

          See accompanying notes to consolidated financial statements

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Balance Sheets, continued
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            March 31                    December 31
                                                                              1997                          1996
                                                                       ------------------             -----------------
Current liabilities
  Accounts payable                                                       $   10,895,000                  $  12,874,000
  Accrued liabilities                                                        13,955,000                     11,756,000
  Accrued participations and residuals                                       14,707,000                     15,613,000
  Current portion of film rights payable                                     48,684,000                     44,050,000
  Current maturities of debt                                                  1,158,000                      1,205,000
  Income taxes payable                                                        6,002,000                      9,214,000
  Current portion of deferred income taxes                                    7,645,000                      6,544,000
  Deferred income                                                             9,955,000                      7,927,000
                                                                       ------------------             -----------------
    Total current liabilities                                               113,001,000                    109,183,000

Film rights payable                                                          37,040,000                     50,643,000
Long-term debt                                                              172,745,000                    171,251,000
Accrued interest - related party                                                259,000                        273,000
Convertible Notes - related party                                            23,000,000                     23,000,000
Other liabilities, including participations and residuals                    10,534,000                     11,079,000
Commitments and contingencies (Note E)
Minority interests                                                            1,660,000                      2,062,000
Stockholders' equity
  Class A Common Stock, $.01 par value, convertible,
    10,000,000 shares authorized, 5,000,000
    shares issued and outstanding                                               143,000                        143,000
  Class B Common Stock, $.01 par value,
    100,000,000 shares authorized, 32,782,120 and
    32,786,538 shares issued and outstanding                                101,375,000                    101,456,000
  Class C Common Stock, $.01 par value, convertible,
     20,000,000 shares authorized, 7,088,732
     shares issued and outstanding                                           50,717,000                     50,717,000
  Unearned compensation - Stock Plan                                           (439,000)                      (562,000)
  Unrealized gain (loss) on marketable securities                               (47,000)                       351,000
  Retained earnings                                                          53,825,000                     49,087,000
                                                                       ------------------             -----------------
    Total stockholders' equity                                              205,574,000                    201,192,000
                                                                       ------------------             -----------------

                                                                          $ 563,813,000                  $ 568,683,000
                                                                       ==================             =================

          See accompanying notes to consolidated financial statements

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                                                           Three Months
                                                                                          Ended March 31
                                                                                          --------------
                                                                               1997                          1996
                                                                               ----                          ----
Operating revenues                                                         $ 97,183,000                   $ 74,492,000
                                                                       ------------------             -----------------

Operating expenses
  Production and programming                                                 55,820,000                     37,664,000
  Selling and marketing                                                      17,926,000                     15,733,000
  New business development                                                      594,000                        488,000
  General and administrative                                                  7,946,000                      7,588,000
  Amortization of goodwill                                                      570,000                        609,000
                                                                       ------------------             -----------------
    Total operating expenses                                                 82,856,000                     62,082,000
                                                                       ------------------             -----------------

    Operating income                                                         14,327,000                     12,410,000
                                                                       ------------------             -----------------
Other income (expense)
  Investment income                                                             105,000                        891,000
  Interest expense - related parties                                           (328,000)                      (537,000)
  Interest expense - other                                                   (2,866,000)                    (3,102,000)
  Minority interests in losses                                                  402,000                      1,028,000
  Other expense, net                                                         (3,218,000)                    (2,347,000)
                                                                       ------------------             -----------------
    Total other (expense)                                                    (5,905,000)                    (4,067,000)
                                                                       ------------------             -----------------

    Income before income taxes                                                8,422,000                      8,343,000

Provision for income taxes                                                   (3,684,000)                    (3,655,000)
                                                                       ------------------             -----------------

    Net income                                                            $   4,738,000                  $   4,688,000
                                                                       ==================             =================

Primary and fully diluted earnings per common share                              $ 0.10                         $ 0.10
                                                                       ==================             =================
Primary and fully diluted average common and
   common equivalent shares                                                  48,193,720                     47,559,442
                                                                       ==================             ==================

          See accompanying notes to consolidated financial statements

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                            Three Months
                                                                                           Ended March 31
                                                                                           --------------
                                                                                1997                          1996
                                                                                ----                          ----
Cash flows from operating activities
  Net income                                                               $  4,738,000                   $  4,688,000
                                                                       ------------------             -----------------
  Adjustments to reconcile net income to
    net cash provided by operating activities
      Amortization of film rights                                            49,385,000                     27,434,000
      Depreciation and amortization of property and
        equipment, goodwill, and other assets                                 3,036,000                      2,862,000
      Allowances against investments                                          2,800,000                      1,000,000
      Share of losses of affiliates, net                                        418,000                        333,000
      Minority interests in losses                                             (402,000)                    (1,028,000)
      Compensation - Stock Plan                                                 116,000                        209,000
      Deferred income tax expense                                             1,842,000                      1,710,000
      Changes in assets and liabilities                                        (288,000)                    (2,931,000)
                                                                       ------------------             -----------------
             Total adjustments                                               56,907,000                     29,589,000
                                                                       ------------------             -----------------
    Net cash provided by operating activities                                61,645,000                     34,277,000
                                                                       ------------------             -----------------

Cash flows from investing activities
  Acquisitions of original programming                                      (32,234,000)                   (10,671,000)
  Other investments, including advances                                      (5,180,000)                    (7,181,000)
  Sales of marketable securities                                                517,000                            -
  Additions to property and equipment                                        (1,869,000)                    (2,225,000)
                                                                       ------------------             -----------------
    Net cash used in investing activities                                   (38,766,000)                   (20,077,000)
                                                                       ------------------             -----------------

Cash flows from financing activities
  Payments on film rights                                                   (14,288,000)                   (16,422,000)
  Proceeds from debt issuances                                               15,000,000                      5,650,000
  Principal payments on debt                                                (13,553,000)                    (4,544,000)
  Repurchases of Common Stock                                                   (74,000)                    (2,627,000)
                                                                       ------------------             -----------------
    Net cash used in financing activities                                   (12,915,000)                   (17,943,000)
                                                                       ------------------             -----------------

Effect of foreign currency rate changes                                               -                        (47,000)
                                                                       ------------------             -----------------

Increase (decrease) in cash and cash equivalents                              9,964,000                     (3,790,000)

Cash and cash equivalents at beginning of period                              4,997,000                     32,865,000
                                                                       ------------------             -----------------

Cash and cash equivalents at end of period                                 $ 14,961,000                   $ 29,075,000
                                                                       ==================             =================


          See accompanying notes to consolidated financial statements

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

NOTE A - PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of International Family Entertainment, Inc. (together with its consolidated subsidiaries "IFE" or the "Company") have been prepared by the Company pursuant to the instructions for Form 10-Q and, accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted where permitted by regulation. In management's opinion, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the consolidated results of operations for the interim periods presented. The consolidated results of operations for such interim periods are not necessarily indicative of the results that may be expected for future interim periods or for the year ended December 31, 1997. These interim consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain amounts have been reclassified for comparability with the 1997 financial statement presentation.

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

For the three months ended March 31, 1997 and 1996, primary and fully diluted earnings per common share were computed by increasing net income by the interest on the Convertible Notes, net of related tax effect, and dividing the result by the average number of common and common equivalent shares outstanding during such periods.

NOTE C - MINORITY INTERESTS

The Family Channel (UK)

Prior to April 22, 1996, minority interests were primarily attributable to a minority partner's 39% interest in The Family Channel (UK) which was operated as a joint venture. IFE and Flextech plc, the holder of the minority 39% interest, funded the operations of The Family Channel (UK) through capital investments and loans. The minority partner's share of the net loss resulting from the operations of The Family Channel (UK) amounted to $1,026,000 for the three months ended March 31, 1996. On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel (UK) to Flextech. As consideration for this transaction, the Company received approximately $4,600,000 in cash and 5,792,008 shares of Flextech's convertible redeemable non-voting common stock. Subsequent to March 31, 1997, this common stock was converted on a share-for-share basis into Flextech voting common stock which is listed on the London Stock Exchange.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
              Notes to Consolidated Financial Statements, continued

NOTE C - MINORITY INTERESTS, CONTINUED

FiT TV

On April 30, 1996, the Company, an affiliate of Liberty Media Corporation ("Liberty Media"), and an affiliate of Reebok International Limited ("Reebok") entered into a definitive partnership agreement forming a partnership (the "FiT TV Partnership"), effective January 1, 1996, to own and operate the FiT TV cable network. FiT TV had previously been owned and operated by Cable Health TV, Inc. ("CHTV"), a 90%-owned subsidiary of IFE. Another affiliate of Liberty Media is the holder of the Convertible Notes and all of the Company's outstanding Class C Common Stock. Liberty Media is an affiliate of Tele-Communications, Inc., one of the largest cable television system operators in the United States and, as such, a major provider of carriage for FiT TV.

The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership, since its formation on April 30, 1996, is reflected in the accompanying Consolidated Statements of Operations. The minority partners' combined 20% share of the net loss of FiT TV amounted to $402,000 for the three month period ended March 31, 1997.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Total interest costs paid were $3,406,000 and $3,221,000 during the three months ended March 31, 1997 and 1996, respectively. Income taxes paid during the three months ended March 31, 1997 and 1996 were approximately $5,657,000 and $1,001,000, respectively.

Non-cash investing and financing included the acquisition of film rights under license agreements which aggregated approximately $5,026,000 and $19,700,000 for the three months ended March 31, 1997 and 1996, respectively.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has commitments under program contracts for film rights related to the production, exhibition, or distribution of programming which was not available as of March 31, 1997. The unpaid balance under program contracts for film rights (as well as the aggregate future estimated payments of accrued participations and residuals) related to the production, exhibition, or distribution of programming that was available as of March 31, 1997 is reflected as a liability in the accompanying consolidated financial statements.

The Company has guaranteed a $12,000,000 bank credit facility for a certain promotion and marketing enterprise in which the Company holds convertible notes. These notes will be convertible, beginning in 1998, at the option of the Company, into a majority interest in such enterprise (which purchased the Ice Capades from the Company in December 1995). The Company has a valuation allowance in connection with its investment in the aforementioned convertible notes. Such valuation allowance, which amounted to $2,800,000 and $1,000,000 for the three months ended March 31, 1997 and 1996, respectively, is reflected in the determination of other income and expense in the accompanying Consolidated Statements of Operations.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
              Notes to Consolidated Financial Statements, continued

NOTE E - COMMITMENTS AND CONTINGENCIES, CONTINUED

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

The Company leases office facilities and certain other property and equipment under non-cancellable operating leases.

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

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


MATERIAL CHANGES IN FINANCIAL CONDITION

Film Rights

The Company produces, acquires, and distributes a variety of programs, including original series, specials, and movies, as well as syndicated programs originally broadcast by others, to be aired on the Company's cable networks or to be licensed to others. Film rights (including the current portion) were $225,455,000 at March 31, 1997, as compared to $242,121,000 at December 31,
1996.

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

Guarantees

The Company has guaranteed a $12,000,000 bank credit facility for a certain promotion and marketing enterprise in which the Company holds convertible notes. If the Company becomes obligated under this guarantee, it is expected that any such obligation will be funded from available cash and cash equivalents or from bank borrowings.

Liquidity

The Company has financed its growth primarily through internally generated funds, borrowings, and the sale of shares of Class B Common Stock. As of March 31, 1997, the Company had cash, cash equivalents, and marketable securities of $22,847,000 and borrowings available from banks of $98,000,000. In addition, the Company holds 5,792,008 shares of Flextech's voting common stock with a market value of approximately $59,000,000 as of May 2, 1997.

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

Within the Cable Networks business segment, the Company operates The Family Channel, an advertiser-supported cable television network that provides family-oriented entertainment and informational programming in the United States, and FiT TV, an advertiser-supported health and fitness cable network which operates principally in the United States. IFE also operated The Family Channel (UK), an advertiser-supported network in the United Kingdom, until its disposition on April 22, 1996, and The Family Channel De Las Americas, launched on July 1, 1995, which provided Spanish-language, family-oriented entertainment programming, as well as fitness programming, to Mexico, Central America, and portions of South America, until the discontinuance of its operations on November 8, 1996.

Within the Production & Distribution business segment, the Company produces and distributes television programming in the United States and throughout many other parts of the world ("MTM Operations"), co-produced a motion picture through Family Channel Pictures, and operated a television production studio in Maidstone, England (the "UK Studio") until its disposition on April 22, 1996.

Within the Live Entertainment business segment, the Company produces live musical variety shows.

The following table sets forth operating revenues, operating income or loss, and depreciation and amortization by business segment.

                                                                               Three Months
                                                                              Ended March 31
                                                                              --------------
                                                                 1997                          1996
                                                                 ----                          ----
Operating Revenues
  Cable Networks
    The Family Channel                                          $ 69,716,000                  $ 57,164,000
    FiT TV                                                         1,001,000                     1,230,000
    International Networks                                           -                           3,764,000
    Intrasegment Eliminations                                       (194,000)                     (242,000)
                                                             -----------------              ---------------
                                                                  70,523,000                    61,916,000

  Production & Distribution                                       35,136,000                    14,271,000
  Live Entertainment                                               1,294,000                     1,043,000
  Intersegment Eliminations                                       (9,770,000)                   (2,738,000)
                                                             -----------------              ---------------

                                                                $ 97,183,000                  $ 74,492,000
                                                             =================              ===============

Operating Income (Loss)
  Cable Networks
    The Family Channel                                          $ 27,691,000                  $ 21,989,000
    FiT TV                                                        (1,629,000)                   (1,255,000)
    International Networks                                          (465,000)                   (3,621,000)
                                                             -----------------              ---------------
                                                                  25,597,000                    17,113,000

  Production & Distribution                                      (10,531,000)                   (3,580,000)
  Live Entertainment                                                (825,000)                   (1,531,000)
  Intersegment Eliminations                                           86,000                       408,000
                                                             -----------------              ---------------

                                                                $ 14,327,000                  $ 12,410,000
                                                             =================              ===============

Depreciation and Amortization
  Cable Networks
    The Family Channel                                          $ 23,145,000                  $ 18,823,000
    FiT TV                                                           400,000                       261,000
    International Networks                                           -                           2,421,000
                                                             -----------------              ---------------
                                                                  23,545,000                    21,505,000

  Production & Distribution                                       38,531,000                    11,089,000
  Live Entertainment                                                 372,000                       381,000
  Intersegment Eliminations                                      (10,027,000)                   (2,679,000)
                                                             -----------------              ---------------

                                                                $ 52,421,000                  $ 30,296,000
                                                             =================              ===============


CABLE NETWORKS SEGMENT INFORMATION

THE FAMILY CHANNEL

The following table contains comparative information relating to the operations of The Family Channel.

                                                                  Three Months
                                                                 Ended March 31
                                                                 --------------
                                                           1997                 1996
                                                           ----                 ----
Operating revenues
      Advertising revenue                            $ 40,314,000           $ 32,722,000
      Subscriber fees                                  27,914,000             24,296,000
      Other revenue                                     1,488,000                146,000
                                                  ----------------        ---------------
           Total revenues                              69,716,000             57,164,000
                                                  ----------------        ---------------

Operating expenses*
     Production and programming                        25,127,000             20,735,000
     Selling and marketing                             13,139,000             11,045,000
     General and administrative                         3,759,000              3,395,000
                                                  ----------------        ---------------
          Total operating expenses                     42,025,000             35,175,000
                                                  ----------------        ---------------

           Operating income                         $  27,691,000           $ 21,989,000
                                                  ================        ===============

---------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                           $ 12,469,000           $  7,168,000
      License agreements                                8,650,000              9,943,000
                                                  ----------------        ---------------
                                                       21,119,000             17,111,000
Depreciation and amortization
     of property and equipment
     and other assets                                   2,026,000              1,712,000
                                                  ----------------        ---------------

                                                     $ 23,145,000           $ 18,823,000
                                                  ================        ===============

Operating Revenues

Advertising revenue increased $7,592,000 (or 23.2%) for the first quarter of 1997 as compared to the first quarter of 1996. This increase in advertising revenue is attributable to increased advertising rates, as well as the increase in the average number of U.S. households reached described below.

Subscriber fees increased $3,618,000 (or 14.9%) for the first quarter of 1997 over the first quarter of 1996. During the first three months of 1997, the average number of U.S. households reached by The Family Channel increased 6.2% to 68.6 million from 64.6 million for the first three months of 1996. The number of billed subscribers, including subscribers to direct broadcast satellite and other alternative delivery services, increased 5.7% to 64.7 million for the first three months of 1997 from 61.2 million for the first three months of 1996. The difference between total households reached and billed subscribers is attributable to a variety of factors, including cable service theft and sampling error inherent in projecting estimates.

Operating Revenues, continued

The Family Channel currently reaches approximately 71% of all television households in the United States. The Company expects that cable television system penetration will continue to grow as cable operators construct new systems and extend existing cable television distribution facilities to new service areas. Further, the Company expects that direct broadcast satellite and other alternative delivery services will continue to develop. These developments may afford the Company additional opportunities to increase the number of subscribers to The Family Channel, and thus to have an impact on advertising and subscriber fee revenues. There can be no assurance, however, that these technological advances will be effected or that, if effected, they will have the anticipated beneficial impact on future results of operations. In addition, certain of these trends also have the potential to benefit competitors of the Company. Industry regulation may also have an impact on such trends.

Production and Programming Expense

Production and programming expense includes the amortization of film rights, the use of satellite transponders, and costs associated with engineering and technical support services. Production and programming expense increased $4,392,000 (or 21.2%) for the first quarter of 1997 as compared to the first quarter of 1996. This increase is primarily attributable to an increase in the amortization of film rights. As a percentage of The Family Channel's total revenues, production and programming expense amounted to 36.0% for the three month period ended March 31, 1997 as compared with 36.3% for the corresponding period of the prior year.

Selling and Marketing Expense

Selling and marketing expense includes costs associated with the sale of advertising time, the marketing of The Family Channel to cable operators, and advertising and promotion. Selling and marketing expense increased $2,094,000 (or 19.0%) for the first quarter of 1997 as compared to the first quarter of 1996. This increase resulted from, among other things, increased expenditures for consumer advertising. As a percentage of The Family Channel's total revenues, selling and marketing expense amounted to 18.8% for the three month period ended March 31, 1997 as compared with 19.3% for the corresponding period of the prior year.

General and Administrative Expense

General and administrative expense includes costs associated with the corporate, legal, finance, information services, and human resources divisions. General and administrative expense increased $364,000 (or 10.7%) for the first quarter of 1997 as compared to the first quarter of 1996. As a percentage of The Family Channel's total revenues, general and administrative expense amounted to 5.4% for the three month period ended March 31, 1997 as compared to 5.9% for the corresponding period of the prior year.

Operating Income

Operating income increased $5,702,000 (or 25.9%) for the first quarter of 1997 as compared to the first quarter of 1996. As a percentage of The Family Channel's total revenues, operating income was 39.7% for the three month period ended March 31, 1997 as compared with 38.5% for the corresponding period of the prior year.

Operating income before depreciation and amortization of property and equipment and other assets increased $6,016,000 (or 25.4%) for the first quarter of 1997 as compared to the first quarter of 1996. As a percentage of The Family Channel's total revenues, operating income before depreciation and amortization of property and equipment and other assets for the three month period ended March 31, 1997 was 42.6% as compared to 41.5% for the corresponding period in 1996.

FIT TV



The following table sets forth comparative information relating to the operations of FiT TV.


                                                        Three Months
                                                       Ended March 31
                                                       --------------
                                                 1997                   1996
                                                 ----                   ----
Operating revenues
      Advertising revenue                  $     736,000         $     617,000
      Merchandise revenue                        265,000               613,000
                                         ----------------      -----------------
           Total revenues                      1,001,000             1,230,000
                                         ----------------      -----------------

Operating expenses*
     Production and programming                  937,000               809,000
     Selling and marketing                       972,000             1,088,000
     New business development                    138,000                68,000
     General and administrative                  583,000               520,000
                                         ----------------      -----------------
          Total operating expenses             2,630,000             2,485,000
                                         ----------------      -----------------

           Operating loss                  $  (1,629,000)        $  (1,255,000)
                                         ================      =================
--------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                 $     389,000         $     256,000
      License agreements                             -                      -
                                         ----------------      -----------------
                                                 389,000               256,000
Depreciation and amortization
     of property and equipment
     and other assets                             11,000                 5,000
                                         ----------------      -----------------

                                           $     400,000         $     261,000
                                         ================      =================

Note-- Beginning April 30, 1996, the Company records a minority interest representing the minority partners' combined 20% share of the net loss of FiT TV. See "Other Income and Expense Information".


The FiT TV cable network was launched in October 1993. On April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate FiT TV cable network. FiT TV had previously been owned and operated by CHTV. As of March 31, 1997, FiT TV was available, on a full-time or part-time basis, via local cable systems and home television receive-only satellite dishes, to approximately 12.0 million households as compared to approximately
10.9 million households as of March 31, 1996. However, carriage on a part-time basis constituted a greater portion of the subscriber base as of March 31, 1997 as compared to March 31, 1996. In addition, FiT TV programming is currently seen, on a part-time basis, on The Family Channel and was also seen, through August 1996, on the Prime network.

The FiT TV cable network is not currently carried by any direct broadcast satellite service, although the Company is negotiating for such carriage with the three major providers of such service. There can be no assurance that these negotiations will be successful.

Currently, FiT TV programming is delivered via C-band analog satellite transmission, which enables the programming to be received by home television receive-only dish owners without subscription. FiT TV intends to begin delivering its programming via digital satellite transmission during 1997. In such event, in order to continue to receive FiT TV programming, C-band home television receive-only dish owners will be required to acquire digital decoding equipment and subscribe to a package of programming services which includes FiT TV. There can be no assurance that FiT TV will be bought in such a package of services. As of March 31, 1997, these C-band home television dish owners represent approximately one-third of FiT TV's subscriber base.

The Company expects cable system penetration will continue to grow as cable operators construct new systems, enhance existing systems to increase channel capacity and extend existing cable television distribution facilities to new service areas. Furthermore, certain technological advances that are anticipated to expand the channel capacity of cable television systems (including the development of digital compression technology and the deployment of fiber optic cable) or to provide the potential for reaching new subscribers (such as direct broadcast satellite and other alternative delivery services) may afford the Company additional opportunities to increase carriage of FiT TV on cable systems or otherwise to increase the number of subscribers to FiT TV and thus have an impact on advertising and merchandise revenues. There can be no assurance, however, that these technological advances will be effected or that, if effected, they will have the anticipated beneficial impact on future results of operations. In addition, certain of these trends also have the potential to benefit competitors of FiT TV. Industry regulation may also have an impact on such trends.

Merchandise revenue decreased $348,000 (or 56.8%) for the first quarter of 1997 as compared to the first quarter of 1996. This decrease is attributable to a variety of factors, including a decrease in the number of popular fitness products in the marketplace as well as a decrease in the number of full-time subscribers and the discontinuance of FiT TV programming on the Prime network.

Production and programming expense includes the amortization of film rights and an intercompany charge for transponder usage (at the rate of $150,000 per month). Production and programming expense increased $128,000 (or 15.8%) for the first quarter of 1997 as compared to the first quarter of 1996.

Expenses for new business development include costs incurred in connection with the Company's exploration of opportunities for the international expansion of FiT TV. New business development expense increased $70,000 for the first quarter of 1997 as compared to the first quarter of 1996.

General and administrative expense includes, among other things, intercompany charges for services and support provided to FiT TV. General and administrative expense increased $63,000 (or 12.1%) for the first quarter of 1997 as compared to the first quarter of 1996.

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

Reebok and Liberty Media have no further obligations to make capital contributions to the FiT TV Partnership. Although the Company similarly has no contractual obligations to make additional capital contributions, since the formation of the FiT TV Partnership, the Company has made loans to the partnership to fund its operations and currently intends to continue to fund such operations in the future.

INTERNATIONAL NETWORKS


The following table sets forth comparative information relating to international new business development costs as well as the operations of The Family Channel
(UK) and The Family Channel De Las Americas in 1996.

                                                                Three Months
                                                               Ended March 31
                                                               --------------
                                                       1997                     1996
                                                       ----                     ----
Operating revenues                                   $   -                    $  3,764,000
                                                  ------------              ---------------
Operating expenses*
      Production and programming                         -                       4,962,000
      Selling and marketing                              -                       1,300,000
      New business development                         465,000                     429,000
      General and administrative                         -                         694,000
                                                  ------------              ---------------
                 Total operating expenses              465,000                   7,385,000
                                                  ------------              ---------------

                 Operating loss                      $(465,000)               $ (3,621,000)
                                                  ============              ===============

The Family Channel (UK)                              $   -                    $ (2,068,000)
The Family Channel De Las Americas                       -                      (1,124,000)
New business development                              (465,000)                   (429,000)
                                                  ------------              ---------------

                 Operating loss                      $(465,000)               $ (3,621,000)
                                                  ============              ===============
--------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                           $   -                    $     97,000
      License agreements                                 -                       2,306,000
                                                  ------------              ---------------
                                                         -                       2,403,000
Depreciation and amortization
     of property and equipment
     and other assets                                    -                          18,000
                                                  ------------              ---------------

                                                     $   -                    $  2,421,000
                                                  ============              ===============

As previously discussed, on April 22, 1996, the Company sold its 61% interest in The Family Channel (UK). The operations of The Family Channel De Las Americas were discontinued in November 1996.

Expenses for new business development include costs incurred in connection with the Company's exploration of opportunities for international expansion. New business development expenses increased $36,000 for the first quarter of 1997 as compared to the first quarter of 1996.

In November 1996, the Company and a third party formed United Family Communications, LLC ("UFC") as described in Note E of Notes to Consolidated Financial Statements. The Company made a cash contribution and contributed certain assets of The Family Channel De Las Americas (subject to the joint venture's assumption of related liabilities) in exchange for a 50% interest in UFC. The Company's share of losses of this venture during the first quarter of 1997 was approximately $452,000, which amount is reflected in the determination of other income and expense.

PRODUCTION & DISTRIBUTION SEGMENT INFORMATION


The following table sets forth comparative information relating to the domestic and international operations of the Company's Production & Distribution business segment.

                                                                  Three Months
                                                                 Ended March 31
                                                                 --------------
                                                          1997                    1996
                                                          ----                    ----
Operating revenues
      MTM Operations                               $  35,136,000             $ 13,048,000
      UK Studio                                           -                     1,223,000
                                                  ---------------          ---------------
           Total revenues                             35,136,000               14,271,000
                                                  ---------------          ---------------

Operating expenses*
     Production and programming                       38,767,000               13,241,000
     Selling and marketing                             3,822,000                2,255,000
     General and administrative                        2,658,000                1,896,000
     Amortization of goodwill                            420,000                  459,000
                                                  ---------------          ---------------
          Total operating expenses                    45,667,000               17,851,000
                                                  ---------------          ---------------

          Operating loss                           $ (10,531,000)            $ (3,580,000)
                                                  ===============          ===============

MTM Operations                                     $  (9,822,000)            $ (3,396,000)
Family Channel Pictures                                 (709,000)                (137,000)
UK Studio                                                 -                       (47,000)
                                                  ---------------          ---------------

          Operating loss                           $ (10,531,000)            $ (3,580,000)
                                                  ===============          ===============

---------
*Includes depreciation and amortization:

Amortization of film rights
              Original programming                 $  34,900,000             $  3,241,000
              License agreements                       3,004,000                7,102,000
                                                  ---------------          ---------------
                                                      37,904,000               10,343,000
                                                  ---------------          ---------------
Depreciation and amortization
     of property and equipment,
     goodwill, and other assets
              MTM Operations                             627,000                  571,000
              UK Studio                                   -                       175,000
                                                  ---------------          ---------------
                                                         627,000                  746,000
                                                  ---------------          ---------------

                                                    $ 38,531,000             $ 11,089,000
                                                  ===============          ===============

Operating revenue for MTM Operations increased $22,088,000 (or 169.3%) for the first quarter of 1997 as compared to the first quarter of 1996.

Operating revenues for the first quarter of 1997 were derived primarily from (i) license fees from the broadcast networks for series such as The Pretender and Sparks, (ii) the domestic syndication of The Cape and Dr. Quinn, Medicine Woman,
(iii) the international distribution of programs produced for the broadcast networks, The Family Channel, and others, and (iv) sales of series and made-for-television movies to The Family Channel and other cable networks, including Home & Family, Ditchdigger's Daughters, Dog's Best Friend, and various game shows.

Operating revenues for the first quarter of 1996 were derived primarily from (i) the domestic syndication of America's Funniest Home Videos and Rescue 911, (ii) the international distribution of programs produced for The Family Channel and others, and (iii) sales of made-for-television movies, such as Night of the Twisters, to The Family Channel.

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

Production and programming expense increased $25,526,000 (or 192.8%) for the first quarter of 1997 as compared to the corresponding period of the prior year. This increase is primarily attributable to the amortization of film rights of the programs discussed above.

Selling and marketing expense increased $1,567,000 (or 69.5%) for the first quarter of 1997 as compared to the corresponding period of the prior year. This increase is primarily attributable to certain severance arrangements arising in the first quarter of 1997 in connection with a reduction in the domestic syndication sales force.

General and administrative expense increased $762,000 (or 40.2%) for the first quarter of 1997 as compared to the corresponding period of the prior year. This increase is primarily due to increased personnel and related costs (including certain severance costs) incurred by Family Channel Pictures.

In mid-1996, MTM began production of four original programming series for license to the broadcast networks, syndication to domestic television stations, and distribution in the international marketplace. As a result of this increase in production, MTM incurred substantially increased development and overhead costs in addition to the direct costs of production. These costs represent a substantial investment and have exceeded revenue in the first year of production. Recoverability of this investment is dependent upon, among other factors, receiving orders for additional episodes as well as the ratings success of the programs. The Company does not expect to receive orders for or to renew at least two of the aforementioned four original programming series.

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

During the fall of 1996, The Cape experienced lower than expected ratings, and MTM recognized losses from the episodes of The Cape delivered to the first-run syndication market. Losses were also recognized in connection with the episodes delivered of Sparks, the half-hour network situation comedy. During the first quarter of 1997, MTM delivered additional episodes of Sparks and The Cape and, as a result, MTM continued to recognize losses in connection with these programs. In addition, MTM incurred substantial development and overhead costs relating to its increased production activity.

As a result of these and other factors, MTM Operations generated an operating loss of $9,822,000 for the first quarter of 1997. However, significant fluctuations in revenue and income may occur from period to period depending on the availability dates of programs. Accordingly, year-to-year comparisons of quarterly results may not be meaningful, and quarterly operating results during the course of a fiscal year may not be indicative of results that may be expected for the entire fiscal year. Based upon the delivery of four additional episodes of Sparks and the final three episodes of The Cape in the second quarter of 1997, as well as the anticipated delivery of additional episodes of currently produced series and any new programs for the 1997-98 television season, the Company believes that MTM Operations will continue to generate significant operating losses in 1997.

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

As previously discussed, on April 22, 1996, the Company sold the UK Studio.

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

                                                           Three Months
                                                          Ended March 31
                                                          --------------
                                                 1997                     1996
                                                 ----                     ----
Operating revenues                         $  1,294,000               $  1,043,000
                                          --------------             --------------
Operating expenses*
     Production and programming               1,577,000                  1,862,000
     Selling and marketing                      214,000                    243,000
     General and administrative                 178,000                    319,000
     Amortization of goodwill                   150,000                    150,000
                                          --------------             --------------
          Total operating expenses            2,119,000                  2,574,000
                                          --------------             --------------

           Operating loss                  $   (825,000)              $ (1,531,000)
                                          ==============             ==============

-------------
*Includes depreciation and amortization:

 Depreciation and amortization
     of property and equipment,
     goodwill, and other assets            $    372,000               $    381,000
                                          ==============             ==============


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

OTHER INCOME AND EXPENSE INFORMATION

Investment income decreased $786,000 for the first quarter of 1997 as compared to the first quarter of 1996. Investment income in the first quarter of 1996 included approximately $500,000 of realized and unrealized gains on trading securities.

Prior to April 22, 1996, minority interests were primarily attributable to a minority partner's 39% interest in The Family Channel (UK) which was operated as a joint venture. On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel (UK). The minority partner's 39% share of the net loss resulting from the operations of The Family Channel (UK), amounted to $1,026,000 for the first quarter of 1996.

On April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate the FiT TV cable network. The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership amounted to $402,000 for the first quarter of 1997.

Other investments include investments in and advances to affiliates and others. Management of the Company periodically reviews the recoverability of these investments and records allowances against their carrying value, as appropriate, based on the operations of the entities and other factors. The determination of other income and expense includes such adjustments, including a valuation allowance of $2,800,000 and $1,000,000 for the first quarter of 1997 and 1996, respectively, relating to the Company's investment in convertible notes receivable from the entity that purchased the Ice Capades from the Company. Other expense for the first quarter of 1996 also included an adjustment of $1,350,000 relating to the Company's investment in China Entertainment Television Broadcast Limited (which was sold in November 1996).

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

INFLATION

Management believes that the effect of inflation has not been material to the Company. However, inflation in personnel, programming, and certain other costs could significantly affect the Company's future operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which revised the calculation of earnings per share for publicly held companies in certain situations. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. In the opinion of management, SFAS No. 128 is not expected to have a material impact on the Company's calculation of earnings per share.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

         Exhibit No.                                  Description
         -----------                                  -----------

              4                     Amendment No. 3, dated March 31, 1997 to Credit Agreement, dated as of December 26, 1995, by and among the Registrant and the lender(s) listed on the signature pages thereto.

              27                    Financial Data Schedule (for SEC use only).



(b)    Reports on Form 8-K (filed during the first quarter of 1997):

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 1997


                                                  INTERNATIONAL FAMILY
                                                   ENTERTAINMENT, INC.
                                                      (Registrant)



                                                  By: /s/ Larry W. Dantzler
                                                      ---------------------
                                                      Larry W. Dantzler,
                                                      Senior Vice President and
                                                        Chief Financial Officer