Form 10-Q
period 1997-06-30
INTERNATIONAL FAMILY ENTERTAINMENT INC
filed 1997-08-14
CIK 884506

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997.

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------    --------------

                          COMMISSION FILE NO. 1-11121


                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                                            54-1522360
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

2877 GUARDIAN LANE, VIRGINIA BEACH, VIRGINIA                                       23452
(Address of principal executive offices)                                         (Zip Code)

                                                (757) 459-6000
                             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    YES [ X ]    NO [   ]


As of August 1, 1997, there were no outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, convertible (the "Class A Common Stock"); there were 39,031,545 outstanding shares of the Registrant's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"); and there were 7,088,732 outstanding shares of the Registrant's Class C Common Stock, par value $.01 per share, non-voting and convertible (the "Class C Common Stock" and, together with the Class A Common Stock and Class B Common Stock, the "Common Stock").

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.

                               INDEX TO FORM 10-Q

                  For the quarterly period ended June 30, 1997


                                                                        Page No.
                                                                       ---------
Part I - Financial Information
------------------------------

Item 1. Financial Statements:

         Consolidated Balance Sheets -
           June 30, 1997 and December 31, 1996                               3

         Consolidated Statements of Operations -
           For the Three Months Ended June 30, 1997 and 1996                 5

         Consolidated Statements of Operations -
           For the Six Months Ended June 30, 1997 and 1996                   6

         Consolidated Statements of Cash Flows -
           For the Six Months Ended June 30, 1997 and 1996                   7

         Notes to Consolidated Financial Statements                          8

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    12


Part II - Other Information
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders                 26

Item 6. Exhibits and Reports on Form 8-K                                    27

Other items in Part II have been omitted because they are not applicable for the quarterly period ended June 30, 1997.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                  ASSETS

                                                                           June 30             December 31
                                                                             1997                 1996
                                                                        -------------        --------------
Current assets
     Cash and cash equivalents                                          $  4,275,000          $  4,997,000
     Investment in marketable securities                                   5,554,000             9,053,000
     Accounts receivable, net of allowances
         of $4,579,000 and $4,662,000                                    127,465,000           121,359,000
     Film rights, current portion                                         92,037,000            97,441,000
     Prepaid expenses and other                                           13,692,000             7,005,000
                                                                       --------------        --------------
        Total current assets                                             243,023,000           239,855,000

Property and equipment, net of accumulated
    depreciation and amortization of $34,398,000
     and $29,860,000                                                      61,139,000            62,877,000
Film rights                                                              121,660,000           144,680,000
Long-term accounts receivable, net of
     allowances of $81,000 and $126,000                                   13,142,000            17,530,000
Investment in equity securities - related party                           65,160,000            35,458,000
Other investments, net of deferred gain of $2,616,000                     14,729,000            14,889,000
Goodwill, net of accumulated amortization
     of $9,970,000 and $8,830,000                                         47,377,000            48,517,000
Deferred tax benefit                                                       1,076,000             1,076,000
Other assets                                                               4,076,000             3,801,000
                                                                       --------------        --------------

                                                                        $571,382,000          $568,683,000
                                                                       ==============        ==============


                                 (continued)




          See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Balance Sheets, continued
                                  (Unaudited)

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           June 30              December 31
                                                                             1997                   1996
                                                                        --------------         --------------
Current liabilities
      Accounts payable                                                   $  8,980,000           $ 12,874,000
      Accrued liabilities                                                  16,022,000             11,756,000
      Accrued participations and residuals                                 12,303,000             15,613,000
      Current portion of film rights payable                               48,117,000             44,050,000
      Current maturities of debt                                            2,110,000              1,205,000
      Income taxes payable                                                  1,675,000              9,214,000
      Current portion of deferred income taxes                              8,582,000              6,544,000
      Deferred income                                                       9,443,000              7,927,000
                                                                        --------------         --------------
          Total current liabilities                                       107,232,000            109,183,000

Film rights payable                                                        34,794,000             50,643,000
Long-term debt                                                            155,739,000            171,251,000
Accrued interest - related party                                              246,000                273,000
Convertible Notes - related party                                          23,000,000             23,000,000
Other liabilities, including participations and residuals                  10,943,000             11,079,000
Deferred income taxes                                                      12,326,000                  -
Commitments and contingencies (Note E)
Minority interests                                                          1,254,000              2,062,000
Stockholders' equity
      Class A Common Stock, $.01 par value, convertible,
          10,000,000 shares authorized, 5,000,000
          shares issued and outstanding                                       143,000                143,000
      Class B Common Stock, $.01 par value,
          100,000,000 shares authorized, 32,781,545 and
          32,786,538 shares issued and outstanding                        101,368,000            101,456,000
      Class C Common Stock, $.01 par value, convertible,
          20,000,000 shares authorized, 7,088,732
          shares issued and outstanding                                    50,717,000             50,717,000
      Unearned compensation - Stock Plan                                     (288,000)              (562,000)
      Unrealized gain on marketable securities                             17,376,000                351,000
      Retained earnings                                                    56,532,000             49,087,000
                                                                        --------------         --------------
          Total stockholders' equity                                      225,848,000            201,192,000
                                                                        --------------         --------------

                                                                         $571,382,000           $568,683,000
                                                                        ==============         ==============



          See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                       Three Months
                                                                       Ended June 30
                                                                       -------------
                                                                  1997                1996
                                                                  ----                ----
Operating revenues                                           $ 99,214,000         $ 75,473,000
                                                            --------------       --------------

Operating expenses
      Production and programming                               57,319,000           35,433,000
      Selling and marketing                                    15,879,000           15,856,000
      New business development                                    872,000              603,000
      General and administrative                                7,791,000            7,218,000
      Amortization of goodwill                                    570,000              605,000
                                                            --------------       --------------
          Total operating expenses                             82,431,000           59,715,000
                                                            --------------       --------------

          Operating income                                     16,783,000           15,758,000
                                                            --------------       --------------

Other income (expense)
      Investment income                                           769,000            1,355,000
      Interest expense - related parties                         (332,000)            (397,000)
      Interest expense - other                                 (2,901,000)          (2,497,000)
      Minority interests in losses                                406,000              673,000
      Gain on disposition of assets - related party                -                13,685,000
      Share of losses of affiliates                            (1,164,000)            (209,000)
      Other expense, net                                       (8,609,000)          (2,695,000)
                                                            --------------       --------------
          Total other income (expense)                        (11,831,000)           9,915,000
                                                            --------------       --------------

          Income before income taxes                            4,952,000           25,673,000

Provision for income taxes                                     (2,245,000)         (11,198,000)
                                                            --------------       --------------

          Net income                                           $2,707,000          $14,475,000
                                                            ==============       ==============


Primary and fully diluted earnings per common share                 $0.06                $0.31
                                                            ==============       ==============

Primary and fully diluted average common and
   common equivalent shares                                    46,070,316           48,071,254
                                                            ==============       ==============




          See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                       Six Months
                                                                      Ended June 30
                                                                      -------------
                                                                1997                   1996
                                                                ----                   ----
Operating revenues                                          $196,397,000           $149,965,000
                                                           --------------         --------------

Operating expenses
      Production and programming                             113,139,000             73,097,000
      Selling and marketing                                   33,805,000             31,589,000
      New business development                                 1,466,000              1,091,000
      General and administrative                              15,737,000             14,806,000
      Amortization of goodwill                                 1,140,000              1,214,000
                                                           --------------         --------------
          Total operating expenses                           165,287,000            121,797,000
                                                           --------------         --------------

          Operating income                                    31,110,000             28,168,000
                                                           --------------         --------------

Other income (expense)
      Investment income                                          874,000              2,246,000
      Interest expense - related parties                        (660,000)              (934,000)
      Interest expense - other                                (5,767,000)            (5,599,000)
      Minority interests in losses                               808,000              1,701,000
      Gain on disposition of assets - related party               -                  13,685,000
      Share of losses of affiliates                           (1,582,000)              (192,000)
      Other expense, net                                     (11,409,000)            (5,059,000)
                                                           --------------         --------------
          Total other income (expense)                       (17,736,000)             5,848,000
                                                           --------------         --------------

          Income before income taxes                          13,374,000             34,016,000

Provision for income taxes                                    (5,929,000)           (14,853,000)
                                                           --------------         --------------

          Net income                                        $  7,445,000           $ 19,163,000
                                                           ==============         ==============


Primary and fully diluted earnings per common share                $0.16                  $0.41
                                                           ==============         ==============

Primary and fully diluted average common and
   common equivalent shares                                   48,457,984             47,990,954
                                                           ==============         ==============




          See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      Six Months
                                                                                     Ended June 30
                                                                                     -------------
                                                                               1997                  1996
                                                                               ----                  ----
Cash flows from operating activities
      Net income                                                          $  7,445,000           $ 19,163,000
                                                                         --------------         --------------
      Adjustments to reconcile net income to
          net cash provided by operating activities
               Amortization of film rights                                  99,420,000             55,526,000
               Depreciation and amortization of property and
                   equipment, goodwill, and other assets                     6,110,000              5,629,000
               Allowances against investments                                9,700,000              4,750,000
               Share of losses of affiliates                                 1,582,000                192,000
               Minority interests in losses                                   (808,000)            (1,701,000)
               Gain on sale of marketable securities                          (292,000)            (1,630,000)
               Gain on disposition of assets - related party                   -                  (13,685,000)
               Compensation - Stock Plan                                       260,000                345,000
               Deferred income tax expense                                   2,964,000              6,134,000
               Changes in assets and liabilities, net of effect
                   of 1996 disposition                                      (8,764,000)           (10,868,000)
                                                                         --------------         --------------
                        Total adjustments                                  110,172,000             44,692,000
                                                                         --------------         --------------
          Net cash provided by operating activities                        117,617,000             63,855,000
                                                                         --------------         --------------

Cash flows from investing activities
      Acquisitions of original programming                                 (64,301,000)           (41,051,000)
      Other investments, including advances                                (11,110,000)           (12,102,000)
      Sales of marketable securities                                         3,584,000              4,865,000
      Additions to property and equipment                                   (3,266,000)            (2,846,000)
                                                                         --------------         --------------
          Net cash used in investing activities                            (75,093,000)           (51,134,000)
                                                                         --------------         --------------

Cash flows from financing activities
      Payments on film rights                                              (28,565,000)           (25,709,000)
      Proceeds from debt issuances                                          17,000,000             10,650,000
      Principal payments on debt                                           (31,607,000)           (22,088,000)
      Cash provided by minority partners                                       -                    3,000,000
      Repurchases of Common Stock                                              (74,000)            (2,815,000)
                                                                         --------------         --------------
          Net cash used in financing activities                            (43,246,000)           (36,962,000)
                                                                         --------------         --------------

Effect of foreign currency rate changes                                        -                     (253,000)
                                                                         --------------         --------------

Decrease in cash and cash equivalents                                         (722,000)           (24,494,000)

Cash and cash equivalents at beginning of period                             4,997,000             32,865,000
                                                                         --------------         --------------

Cash and cash equivalents at end of period                                $  4,275,000           $  8,371,000
                                                                         ==============         ==============




          See accompanying notes to consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
                   Notes to Consolidated Financial Statements
                                 June 30, 1997
                                  (Unaudited)

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

As discussed in Note G, the Company has entered into the Merger Agreement with FKWW. The effects of the Merger, when consummated, on management's estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities cannot be estimated with any degree of certainty at this time, although such effects could be substantial.

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

For the three months ended June 30, 1997, primary and fully diluted earnings per common share were computed by dividing net income by the average number of common and common equivalent shares outstanding during such period.

For the six months ended June 30, 1997 and the three and six months ended June 30, 1996, primary and fully diluted earnings per common share were computed by increasing net income by the interest on the Convertible Notes, net of related tax effect, and dividing the result by the average number of common and common equivalent shares outstanding during such periods.

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

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE C - MINORITY INTERESTS, CONTINUED

The minority partner's share of the net loss resulting from the operations of The Family Channel (UK), through the date of sale, amounted to $393,000 and $1,419,000 for the three and six month periods ended June 30, 1996, respectively.

FiT TV

On April 30, 1996, the Company, an affiliate of Liberty Media Corporation ("Liberty Media"), and an affiliate of Reebok International Limited ("Reebok") entered into a definitive partnership agreement forming a partnership (the "FiT TV Partnership"), effective January 1, 1996, to own and operate the FiT TV cable network. FiT TV had previously been owned and operated by Cable Health TV, Inc. ("CHTV"), a 90%-owned subsidiary of IFE. Prior to August 1, 1997, another affiliate of Liberty Media was the holder of the Convertible Notes and all of the Company's outstanding Class C Common Stock. Liberty Media is an affiliate of Tele-Communications, Inc. ("TCI"), one of the largest cable television system operators in the United States and, as such, a major provider of carriage for FiT TV.

The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership, since its formation on April 30, 1996, is reflected in the accompanying Consolidated Statements of Operations. The minority partners' combined 20% share of the net loss of FiT TV amounted to $406,000 and $808,000 for the three and six month periods ended June 30, 1997, respectively, as compared to $280,000 for both of the corresponding periods of the prior year.

NOTE D - SUPPLEMENTAL CASH FLOW INFORMATION

Total interest costs paid were approximately $6,600,000 and $4,666,000 during the six months ended June 30, 1997 and 1996, respectively. Income taxes paid during the six months ended June 30, 1997 and 1996 were approximately $11,107,000 and $2,915,000, respectively.

Non-cash investing and financing activities included the acquisition of film rights under license agreements, which aggregated approximately $14,994,000, and $26,937,000 for the six months ended June 30, 1997 and 1996, respectively.

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

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has commitments under program contracts for film rights related to the production, exhibition, or distribution of programming, which was not available as of June 30, 1997. The commitments under these program contracts as well as commitments under program development agreements and employment agreements totaled approximately $209,000,000 as of June 30, 1997. The unpaid balance under program contracts for film rights (as well as the aggregate future estimated payments of accrued participations and residuals) related to the production, exhibition, or distribution of programming that was available as of June 30, 1997 is reflected as a liability in the accompanying consolidated financial statements.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE E - COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company has guaranteed a $12,000,000 bank credit facility for a certain sports marketing enterprise in which the Company holds convertible notes.
These notes will be convertible, beginning in 1998, at the option of the Company, into a majority interest in such enterprise (which purchased the Ice Capades from the Company in December 1995). The Company has a valuation allowance in connection with its investment in the aforementioned convertible notes. Increases in this valuation allowance, which amounted to $6,900,000 and $9,700,000 for the three and six month periods ended June 30, 1997, respectively, and $1,000,000 and $2,000,000 for the corresponding periods of the prior year, are reflected in the determination of other expense in the accompanying Consolidated Statements of Operations.

The Company leases office facilities and certain other property and equipment under non-cancelable operating leases.

In addition, the Company has contingent liabilities related to legal proceedings and other matters arising from the normal course of operations. Management does not expect that amounts, if any, which may be required to satisfy such contingencies will be material in relation to the accompanying consolidated financial statements.

NOTE F - GAIN ON DISPOSITION OF ASSETS - RELATED PARTY

On April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to Flextech pursuant to agreements dated as of March 20, 1996. Flextech previously owned a 39% interest in The Family Channel (UK). Flextech's majority owner is Tele-Communications International, Inc., a majority-owned subsidiary of TCI. Prior to August 1, 1997, another affiliate of TCI was the holder of the Convertible Notes and all of the Company's outstanding Class C Common Stock.

As consideration for this transaction, the Company received pound sterling 3,000,000 (approximately $4,600,000) in cash and 5,792,008 shares of Flextech's convertible, redeemable, non-voting common stock. This common stock was convertible, under certain circumstances, into Flextech's voting ordinary shares which are listed on the London Stock Exchange. The underlying market value of the voting ordinary shares as of the date of the agreement was $46,100,000. The shares were recorded, for financial statement purposes, at approximately pound sterling 23,000,000 ($35,458,000 based on the exchange rate on the date of closing), which amount reflects a discount determined by an independent valuation.

In April 1997, the aforementioned 5,792,008 shares of Flextech's convertible, redeemable, non-voting common stock were converted on a share-for-share basis into Flextech's voting ordinary common stock, which is listed on the London Stock Exchange. As a result of this conversion, the Company's investment in Flextech common stock is classified as "available-for-sale" securities and, accordingly, the carrying value of such investment has been adjusted to fair value (although the unrealized gain is excluded from the determination of net income). The unrealized gain is reported, net of related tax effect, as a separate component of stockholders' equity.

                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             Notes to Consolidated Financial Statements, continued

NOTE G - PROPOSED MERGER

On June 11, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Fox Kids Worldwide, Inc., a Delaware corporation ("FKWW"), and Fox Kids Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of FKWW ("FKW Sub"), providing for the merger (the "Merger") of FKW Sub into the Company, with the Company as the surviving corporation, pursuant to which each share of Common Stock of the Company issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by FKWW, FKW Sub or the Company, or any of their respective subsidiaries, or by stockholders who have validly perfected their appraisal rights under the Delaware General Corporation Law) will be converted into the right to receive a cash payment equal to $35 per share (the "Merger Consideration"), without interest. Stockholders of the Company who collectively held a majority of the outstanding voting power of the Company's Common Stock approved the Merger by written consent delivered to the Company on June 11, 1997 following the execution of the Merger Agreement.

Concurrently with the execution of the Merger Agreement, (i) certain stockholders of the Company entered into stock purchase agreements (collectively, the "Stock Purchase Agreements") with FKWW providing for the sale to FKWW of an aggregate of 15,587,427 shares of Class B Common Stock, including 5,000,000 shares of Class B Common Stock issuable upon conversion of all of the Company's outstanding Class A Common Stock and 1,250,000 shares of Class B Common Stock issuable upon the exercise of certain stock options, for $35 per share in cash; and (ii) Liberty IFE, Inc. ("LIFE"), a Colorado corporation and a wholly owned subsidiary of Liberty Media, which at the time held 7,088,732 shares of Class C Common Stock and the Convertible Notes, convertible into 2,587,500 shares of Class C Common Stock, entered into a Contribution and Exchange Agreement (the "Contribution Agreement") with FKWW pursuant to which LIFE agreed to contribute such shares of Class C Common Stock and the Convertible Notes to FKWW in exchange for shares of a new series of preferred stock of FKWW. This series of preferred stock has a liquidation preference of $35 per share or share equivalent of Class C Common Stock, plus $6.33 million designed to compensate LIFE for foregone interest on the Convertible Notes and for certain tax consequences.

NOTE H - SUBSEQUENT EVENT

On August 1, 1997, the Stock Purchase Agreements and the Contribution Agreement described in Note G were consummated. The Merger Agreement provides that, upon the consummation of the Stock Purchase Agreements, FKWW shall be entitled to designate, at its option upon notice to the Company, up to a majority of the Company's Board of Directors. In this event, the Company will either increase the size of the Board of Directors and/or obtain the resignation of such number of its current directors as is necessary to enable FKWW's designees to be elected.

The Merger will be consummated upon the expiration of twenty days from the date a definitive information statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, is first sent or given to the Company's stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this report contains forward-looking statements, which are subject to risks and uncertainties. Accordingly, the Company's actual results could differ materially from those anticipated in these forward-looking statements. Undue reliance should not be placed on these forward-looking statements, which reflect management's analysis only as of the date hereof.

The following discussion and analysis should be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


MATERIAL CHANGES IN FINANCIAL CONDITION

FILM RIGHTS

The Company produces, acquires, and distributes a variety of programs, including original series, specials, and movies, as well as syndicated programs originally broadcast by others, to be aired on the Company's cable networks or to be licensed to others. Film rights (including the current portion) were $213,697,000 at June 30, 1997, as compared to $242,121,000 at December 31,
1996.

During the year ended December 31, 1996, the Company spent $135,724,000 for originally produced programming and $58,142,000 for various rights to programs produced by others. The Company expects that the total amount to be spent on programming in 1997 will not be less than the total amount for 1996. A significant portion of the Company's film rights are currently acquired from others and there can be no assurance that the Company will be able to acquire such rights at a comparable cost in the future.

GUARANTEES

The Company has guaranteed a $12,000,000 bank credit facility for a certain sports marketing enterprise in which the Company holds convertible notes. If the Company becomes obligated under this guarantee, it is expected that any such obligation will be funded from available cash and cash equivalents or from bank borrowings.

LIQUIDITY

The Company has financed its growth primarily through internally generated funds, borrowings, and the sale of shares of Class B Common Stock. As of June 30, 1997, the Company had cash, cash equivalents, and marketable securities of $9,829,000 and borrowings available from banks of $114,000,000. In addition, the Company holds 5,792,008 shares of Flextech's voting common stock with a market value of $65,160,000 as of June 30, 1997.

The Company believes that funds from operations, borrowings available from banks, and existing cash balances and investments will provide adequate sources of short-term and long-term liquidity for its current operations.

As discussed in Note G of Notes to Consolidated Financial Statements, the Company has entered into the Merger Agreement with FKWW. The Merger Agreement contemplates that, upon consummation of the Merger, the Company will cause each outstanding stock option to be cancelled for an amount equal to the difference between $35 per share and the corresponding option exercise price. The Company believes that the payment of such amounts (aggregating $25,607,000) will be funded by borrowings available from banks and existing cash balances.

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

Within the Production & Distribution business segment, the Company produces and distributes television programming in the United States and throughout many other parts of the world ("MTM Operations"), co-produced a motion picture in 1996 through Family Channel Pictures, and operated a television production studio in Maidstone, England (the "UK Studio") until its disposition on April 22, 1996.

Within the Live Entertainment business segment, the Company produces live musical variety shows.

As discussed in Note G of Notes to Consolidated Financial Statements, the Company has entered into the Merger Agreement with FKWW. The effects of the Merger, when consummated, on the operations of the Company or any of its individual business segments cannot be estimated with any degree of certainty at this time, although such effects could be substantial.

The following table sets forth comparative information regarding operating revenues, operating income or loss, and depreciation and amortization by business segment.


                                                          Three Months                               Six Months
                                                          Ended June 30                             Ended June 30
                                                          -------------                             -------------
                                                    1997                  1996                 1997                1996
                                                    ----                  ----                 ----                ----
Operating Revenues
       Cable Networks
            The Family Channel                  $69,549,000           $60,537,000          $139,265,000        $117,701,000
            FiT TV                                  925,000             1,074,000             1,926,000           2,304,000
            International Networks                   -                  1,281,000               -                 5,045,000
            Intrasegment Eliminations              (176,000)             (230,000)             (370,000)           (472,000)
                                              --------------        --------------       ---------------      --------------
                                                 70,298,000            62,662,000           140,821,000         124,578,000

       Production & Distribution                 34,495,000            13,677,000            69,631,000          27,948,000
       Live Entertainment                         2,168,000             1,953,000             3,462,000           2,996,000
       Intersegment Eliminations                 (7,747,000)           (2,819,000)          (17,517,000)         (5,557,000)
                                              --------------        --------------       ---------------      --------------

                                                $99,214,000           $75,473,000          $196,397,000        $149,965,000
                                              ==============        ==============       ===============      ==============

Operating Income (Loss)
       Cable Networks
            The Family Channel                  $28,115,000           $24,145,000           $55,806,000         $46,134,000
            FiT TV                               (1,448,000)           (1,499,000)           (3,077,000)         (2,754,000)
            International Networks                 (806,000)           (1,792,000)           (1,271,000)         (5,413,000)
                                              --------------        --------------       ---------------      --------------
                                                 25,861,000            20,854,000            51,458,000          37,967,000

       Production & Distribution                 (8,798,000)           (4,800,000)          (19,329,000)         (8,380,000)
       Live Entertainment                          (265,000)             (761,000)           (1,090,000)         (2,292,000)
       Intersegment Eliminations                    (15,000)              465,000                71,000             873,000
                                              --------------        --------------       ---------------      --------------

                                                $16,783,000           $15,758,000           $31,110,000         $28,168,000
                                              ==============        ==============       ===============      ==============

Depreciation and Amortization
       Cable Networks
            The Family Channel                  $21,943,000           $18,754,000           $45,088,000         $37,577,000
            FiT TV                                  386,000               501,000               786,000             762,000
            International Networks                   -                    807,000               -                 3,228,000
                                              --------------        --------------       ---------------      --------------
                                                 22,329,000            20,062,000            45,874,000          41,567,000

       Production & Distribution                 38,294,000            13,482,000            76,825,000          24,571,000
       Live Entertainment                           371,000               351,000               743,000             732,000
       Intersegment Eliminations                 (7,885,000)           (3,036,000)          (17,912,000)         (5,715,000)
                                              --------------        --------------       ---------------      --------------

                                                $53,109,000           $30,859,000          $105,530,000         $61,155,000
                                              ==============        ==============       ===============      ==============

CABLE NETWORKS SEGMENT INFORMATION

THE FAMILY CHANNEL

The following table contains comparative information relating to the operations of The Family Channel.


                                                           Three Months                               Six Months
                                                           Ended June 30                             Ended June 30
                                                           -------------                             -------------
                                                       1997              1996                    1997              1996
                                                       ----              ----                    ----              ----
Operating revenues
      Advertising revenue                          $40,900,000        $34,597,000            $ 81,214,000      $ 67,319,000
      Subscriber fees                               28,424,000         25,825,000              56,338,000        50,121,000
      Other revenue                                    225,000            115,000               1,713,000           261,000
                                                  -------------      -------------          --------------    --------------
           Total revenues                           69,549,000         60,537,000             139,265,000       117,701,000
                                                  -------------      -------------          --------------    --------------

Operating expenses*
     Production and programming                     24,215,000         20,598,000              49,342,000        41,333,000
     Selling and marketing                          12,728,000         11,758,000              25,867,000        22,803,000
     General and administrative                      4,491,000          4,036,000               8,250,000         7,431,000
                                                  -------------      -------------          --------------    --------------
          Total operating expenses                  41,434,000         36,392,000              83,459,000        71,567,000
                                                  -------------      -------------          --------------    --------------

           Operating income                        $28,115,000        $24,145,000            $ 55,806,000      $ 46,134,000
                                                  =============      =============          ==============    ==============

----------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                         $10,528,000        $ 8,419,000            $ 22,997,000      $ 15,587,000
      License agreements                             9,330,000          8,584,000              17,980,000        18,527,000
                                                  -------------      -------------          --------------    --------------
                                                    19,858,000         17,003,000              40,977,000        34,114,000
Depreciation and amortization
     of property and equipment
     and other assets                                2,085,000          1,751,000               4,111,000         3,463,000
                                                  -------------      -------------          --------------    --------------
                                                   $21,943,000        $18,754,000            $ 45,088,000      $ 37,577,000
                                                  =============      =============          ==============    ==============



Operating Revenues

Advertising revenue increased $6,303,000 (or 18.2%) for the second quarter of 1997 as compared to the second quarter of 1996. Advertising revenue increased $13,895,000 (or 20.6%) for the six months ended June 30, 1997 over the six months ended June 30, 1996. These increases in advertising revenue are attributable to increased advertising rates, as well as the increase in the average number of U.S. households reached described below.

Subscriber fees increased $2,599,000 (or 10.1%) for the second quarter of 1997 over the second quarter of 1996. Subscriber fees increased $6,217,000 (or 12.4%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. During the first six months of 1997, the average number of U.S. households reached by The Family Channel increased 6.3% to 68.8 million from 64.7 million for the first six months of 1996. The average number of billed subscribers, including subscribers to direct broadcast satellite and other alternative delivery services, increased 5.7% to 65.1 million for the first six months of 1997 from 61.6 million for the first six months of 1996. The difference between total households reached and billed subscribers is attributable to a variety of factors, including cable service theft and sampling error inherent in projecting estimates.

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

Production and Programming Expense

Production and programming expense includes the amortization of film rights, the use of satellite transponders, and costs associated with engineering and technical support services. Production and programming expense increased $3,617,000 (or 17.6%) for the second quarter of 1997 as compared to the second quarter of 1996. Production and programming expense increased $8,009,000 (or 19.4%) for the six months ended June 30, 1997 over the six months ended June 30, 1996. These increases are primarily attributable to an increase in the amortization of film rights. As a percentage of The Family Channel's total revenues, production and programming expense amounted to 34.8% and 35.4% for the three and six month periods ended June 30, 1997, respectively, as compared with 34.0% and 35.1% for the corresponding periods of the prior year.

Selling and Marketing Expense

Selling and marketing expense includes costs associated with the sale of advertising time, the marketing of The Family Channel to cable operators, and advertising and promotion. Selling and marketing expense increased $970,000 (or 8.2%) for the second quarter of 1997 as compared to the second quarter of 1996. For the six months ended June 30, 1997, selling and marketing expense increased $3,064,000 (or 13.4%) over the six months ended June 30, 1996. These increases resulted from, among other things, increased expenditures for consumer advertising. As a percentage of The Family Channel's total revenues, selling and marketing expense amounted to 18.3% and 18.6% for the three and six month periods ended June 30, 1997, respectively, as compared with 19.4% for both of the corresponding periods of the prior year.

General and Administrative Expense

General and administrative expense includes costs associated with the corporate, legal, finance, information services, and human resources divisions. General and administrative expense increased $455,000 (or 11.3%) for the second quarter of 1997 as compared to the second quarter of 1996. General and administrative expense increased $819,000 (or 11.0%) for the six months ended June 30, 1997 over the six months ended June 30, 1996. As a percentage of The Family Channel's total revenues, general and administrative expense amounted to 6.5% and 5.9% for the three and six month periods ended June 30, 1997, respectively, as compared with 6.7% and 6.3% for the corresponding periods of the prior year.

Operating Income

Operating income increased $3,970,000 (or 16.4%) for the second quarter of 1997 as compared to the second quarter of 1996. Operating income increased $9,672,000 (or 21.0%) for the six months ended June 30, 1997 over the six months ended June 30, 1996. As a percentage of The Family Channel's total revenues, operating income was 40.4% and 40.1% for the three and six month periods ended June 30, 1997, respectively, as compared with 39.9% and 39.2% for the corresponding periods of the prior year.

Operating income before depreciation and amortization of property and equipment and other assets increased $4,304,000 (or 16.6%) for the second quarter of 1997 as compared to the second quarter of 1996. During the six months ended June 30, 1997, operating income before depreciation and amortization of property and equipment and other assets increased $10,320,000 (or 20.8%) over the six months ended June 30, 1996. As a percentage of The Family Channel's total revenues, operating income before depreciation and amortization of property and equipment and other assets for the three and six month periods ended June 30, 1997 was 43.4% and 43.0%, respectively, as compared to 42.8% and 42.1% for the corresponding periods in 1996.

FIT TV

The following table sets forth comparative information relating to the operations of FiT TV.


                                                          Three Months                             Six Months
                                                         Ended June 30                            Ended June 30
                                                         -------------                            -------------
                                                   1997                 1996                 1997                1996
                                              -------------        -------------         ------------        ------------
Operating revenues
      Advertising revenue                      $   747,000          $   638,000          $ 1,483,000         $ 1,255,000
      Merchandise revenue                          178,000              436,000              443,000           1,049,000
                                              -------------        -------------        -------------       -------------
           Total revenues                          925,000            1,074,000            1,926,000           2,304,000
                                              -------------        -------------        -------------       -------------

Operating expenses*
     Production and programming                    933,000            1,041,000            1,870,000           1,850,000
     Selling and marketing                         865,000            1,020,000            1,837,000           2,108,000
     New business development                       75,000               40,000              213,000             108,000
     General and administrative                    500,000              472,000            1,083,000             992,000
                                              -------------        -------------        -------------       -------------
          Total operating expenses               2,373,000            2,573,000            5,003,000           5,058,000
                                              -------------        -------------        -------------       -------------

           Operating loss                      $(1,448,000)         $(1,499,000)         $(3,077,000)        $(2,754,000)
                                              =============        =============        =============       =============

----------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                     $   381,000          $   491,000          $   770,000         $   747,000
      License agreements                                -                    -                    -                   -
                                              -------------        -------------        -------------       -------------
                                                   381,000              491,000              770,000             747,000
                                              -------------        -------------        -------------       -------------

Depreciation and amortization
     of property and equipment
     and other assets                                5,000               10,000               16,000              15,000
                                              -------------        -------------        -------------       -------------
                                               $   386,000          $   501,000          $   786,000         $   762,000
                                              =============        =============        =============       =============

Note-- Beginning April 30, 1996, the Company records a minority interest representing the minority partners' combined 20% share of the net loss of FiT TV. See "Other Income and Expense Information".

The FiT TV cable network was launched in October 1993. On April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate FiT TV cable network. FiT TV had previously been owned and operated by CHTV. As of June 30, 1997, FiT TV was available, on a full-time or part-time basis, via local cable systems and home television receive-only satellite dishes, to approximately 12.2 million households as compared to approximately
11.1 million households as of June 30, 1996. However, carriage on a part-time basis constituted a greater portion of the subscriber base as of June 30, 1997 as compared to June 30, 1996. In addition, FiT TV programming is currently seen, on a part-time basis, on The Family Channel and was also seen, through August 1996, on the Prime network.

The FiT TV cable network is not currently carried by any direct broadcast satellite service, although the Company is negotiating for such carriage with the three major providers of such service. There can be no assurance that these negotiations will be successful.

As of June 30, 1997, FiT TV programming was delivered via C-band analog satellite transmission, which enabled the programming to be received by home television receive-only dish owners without subscription. Subsequent to June 30, 1997, FiT TV began delivering its programming via digital satellite transmission. Accordingly, in order to continue to receive FiT TV programming, C-band home television receive-only dish owners are required to acquire digital decoding equipment and subscribe to a package of programming services which includes FiT TV. There can be no assurance that FiT TV will be bought in such a package of services. As of June 30, 1997, these C-band home television dish owners represented approximately one-third of FiT TV's subscriber base.

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

Merchandise revenue decreased $258,000 (or 59.2%) for the second quarter of 1997 as compared to the second quarter of 1996. Merchandise revenue decreased $606,000 (or 57.8%) during the six month period ending June 30, 1997 as compared to the corresponding period of the prior year. These decreases are attributable to a variety of factors, including a decrease in the number of popular fitness products in the marketplace as well as a decrease in the number of full-time subscribers and the discontinuance of FiT TV programming on the Prime network.

Production and programming expense includes the amortization of film rights and an intercompany charge for transponder usage (at the rate of $150,000 per month). Production and programming expense decreased $108,000 (or 10.4%) for the second quarter of 1997 as compared to the second quarter of 1996. Production and programming expense increased $20,000 (or 1.1%) during the six month period ended June 30, 1997 as compared to the corresponding period of the prior year.

Expenses for new business development include costs incurred in connection with the Company's exploration of opportunities for the international expansion of FiT TV. New business development expense increased $35,000 for the second quarter of 1997 as compared to the second quarter of 1996. Expenses for new business development increased $105,000 during the six month period ended June 30, 1997 as compared to the corresponding period of the prior year.

General and administrative expense includes, among other things, intercompany charges for services and support provided to FiT TV. General and administrative expense increased $28,000 (or 5.9%) for the second quarter of 1997 as compared to the second quarter of 1996. General and administrative expense increased $91,000 (or 9.2%) during the six month period ending June 30, 1997 as compared to the corresponding period of the prior year.

Reebok and Liberty Media have no further obligations to make capital contributions to the FiT TV Partnership. The Company similarly has no contractual obligation to make additional capital contributions.

INTERNATIONAL NETWORKS

The following table sets forth comparative information relating to international new business development costs as well as the operations of The Family Channel (UK) and The Family Channel De Las Americas in 1996.


                                                             Three Months                            Six Months
                                                             Ended June 30                         Ended June 30
                                                             -------------                         -------------
                                                          1997            1996                 1997             1996
                                                          ----            ----                 ----             ----
Operating revenues                                    $     -        $  1,281,000         $       -         $  5,045,000
                                                     ------------   --------------       --------------    --------------

Operating expenses*
     Production and programming                             -           1,607,000                 -            6,569,000
     Selling and marketing                                  -             460,000                 -            1,760,000
     New business development                            806,000          572,000            1,271,000         1,001,000
     General and administrative                             -             434,000                 -            1,128,000
                                                     ------------   --------------       --------------    --------------
          Total operating expenses                       806,000        3,073,000            1,271,000        10,458,000
                                                     ------------   --------------       --------------    --------------

                 Operating loss                       $ (806,000)    $ (1,792,000)        $ (1,271,000)     $ (5,413,000)
                                                     ============   ==============       ==============    ==============

The Family Channel (UK)                               $     -           ($773,000)        $       -         $ (2,841,000)
The Family Channel De Las Americas                          -            (447,000)                -           (1,571,000)
New business development                                (806,000)        (572,000)          (1,271,000)       (1,001,000)
                                                     ------------   --------------       --------------    --------------
                 Operating loss                       $ (806,000)    $ (1,792,000)        $ (1,271,000)     $ (5,413,000)
                                                     ============   ==============       ==============    ==============

----------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                            $     -        $     50,000         $       -         $    147,000
      License agreements                                    -             748,000                 -            3,054,000
                                                     ------------   --------------       --------------    --------------
                                                            -             798,000                 -            3,201,000
Depreciation and amortization
     of property and equipment
     and other assets                                       -               9,000                 -               27,000
                                                     ------------   --------------       --------------    --------------
                                                      $     -        $    807,000         $       -         $  3,228,000
                                                     ============   ==============       ==============    ==============

As previously discussed, on April 22, 1996, the Company sold its 61% interest in The Family Channel (UK). The operations of The Family Channel De Las Americas were discontinued in November 1996.

Expenses for new business development include costs incurred in connection with the Company's exploration of opportunities for international expansion. New business development expenses increased $234,000 for the second quarter of 1997 as compared to the second quarter of 1996. New business development expenses increased $270,000 during the six month period ending June 30, 1997 as compared to the corresponding period of the prior year.

PRODUCTION & DISTRIBUTION SEGMENT INFORMATION

The following table sets forth comparative information relating to the domestic and international operations of the Company's Production & Distribution business segment.

                                                           Three Months                                Six Months
                                                          Ended June 30                              Ended June 30
                                                          -------------                              -------------
                                                       1997              1996                    1997               1996
                                                       ----              ----                    ----               ----
Operating revenues
      MTM Operations                              $ 34,495,000       $ 13,339,000           $  69,631,000       $ 26,387,000
      UK Studio                                            -              338,000                     -            1,561,000
                                                 --------------     --------------         ---------------     --------------
           Total revenues                           34,495,000         13,677,000              69,631,000         27,948,000
                                                 --------------     --------------         ---------------     --------------

Operating expenses*
     Production and programming                     38,831,000         14,322,000              77,598,000         27,563,000
     Selling and marketing                           2,221,000          2,462,000               6,043,000          4,717,000
     General and administrative                      1,820,000          1,237,000               4,478,000          3,133,000
     Amortization of goodwill                          421,000            456,000                 841,000            915,000
                                                 --------------     --------------         ---------------     --------------
          Total operating expenses                  43,293,000         18,477,000              88,960,000         36,328,000
                                                 --------------     --------------         ---------------     --------------

           Operating loss                         $ (8,798,000)      $ (4,800,000)          $ (19,329,000)      $ (8,380,000)
                                                 ==============     ==============         ===============     ==============

MTM Operations                                    $ (8,798,000)      $ (4,227,000)          $ (18,620,000)      $ (7,623,000)
Family Channel Pictures                                    -             (480,000)               (709,000)          (617,000)
UK Studio                                                  -              (93,000)                    -             (140,000)
                                                 --------------     --------------         ---------------     --------------
          Operating loss                          $ (8,798,000)      $ (4,800,000)          $ (19,329,000)      $ (8,380,000)
                                                 ==============     ==============         ===============     ==============

----------------
*Includes depreciation and amortization:

Amortization of film rights
      Original programming                        $ 32,150,000       $ 10,886,000           $  67,050,000       $ 14,127,000
      License agreements                             5,531,000          1,950,000               8,535,000          9,052,000
                                                 --------------     --------------         ---------------     --------------
                                                    37,681,000         12,836,000              75,585,000         23,179,000
                                                 --------------     --------------         ---------------     --------------
Depreciation and amortization
     of property and equipment,
     goodwill, and other assets
              MTM Operations                           613,000            589,000               1,240,000          1,160,000
              UK Studio                                    -               57,000                     -              232,000
                                                 --------------     --------------         ---------------     --------------
                                                       613,000            646,000               1,240,000          1,392,000
                                                 --------------     --------------         ---------------     --------------
                                                  $ 38,294,000       $ 13,482,000           $  76,825,000       $ 24,571,000
                                                 ==============     ==============         ===============     ==============

Operating revenue for MTM Operations increased $21,156,000 (or 158.6%) and $43,244,000 (or 163.9%) for the three and six month periods of June 30, 1997, respectively, as compared to the corresponding periods of the prior year.

Operating revenues for the six months ended June 30, 1997 were derived primarily from (i) license fees from the broadcast networks for series such as The Pretender and Sparks, (ii) the domestic syndication of The Cape and Dr. Quinn, Medicine Woman, (iii) the international distribution of programs produced for the broadcast networks, The Family Channel, and others, and (iv) sales of series and made-for-television movies to The Family Channel and other cable networks, including Home & Family, Ditchdigger's Daughters, Love Struck, and various game shows.

Operating revenues for the six months ended June 30, 1996 were derived primarily from (i) the domestic syndication of America's Funniest Home Videos and Rescue 911, (ii) the international distribution of programs produced for The Family Channel and others, and (iii) sales of series and made-for-television movies to The Family Channel and other cable networks, including Home & Family and Night of the Twisters.

Production and programming expense increased $24,509,000 (or 171.1%) and $50,035,000 (or 181.5%) for the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding periods of the prior year. These increases are primarily attributable to the amortization of film rights of the programs discussed above.

Selling and marketing expense decreased $241,000 (or 9.8%) and increased $1,326,000 (or 28.1%) for the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding periods of the prior year. The increase for the six months ended June 30, 1997 is primarily attributable to certain severance arrangements arising in the first quarter of 1997 in connection with a reduction in the domestic syndication sales force.

General and administrative expense increased $583,000 (or 47.1%) and $1,345,000 (or 42.9%) for the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding periods of the prior year.
These increases are due to, among other things, increased personnel and related costs (including certain severance costs incurred by Family Channel Pictures).

In mid-1996, MTM began production of four original programming series for license to the broadcast networks, syndication to domestic television stations, and distribution in the international marketplace. As a result of this increase in production, MTM incurred substantially increased development and overhead costs in addition to the direct costs of production. These costs represent a substantial investment and have exceeded revenue in the first year of production. The Company did not renew or receive an order for two of the aforementioned four original programming series.

During the fall of 1996, The Cape experienced lower than expected ratings, and MTM recognized losses from the episodes of The Cape delivered to the first-run syndication market. Losses were also recognized in connection with the episodes delivered of Sparks, the half-hour network situation comedy. During the first six months of 1997, MTM delivered additional episodes of Sparks and The Cape and, as a result, MTM continued to recognize losses in connection with these programs. In addition, MTM incurred substantial development and overhead costs relating to its increased production activity.

As a result of these and other factors, MTM Operations generated an operating loss of $18,620,000 during the first six months of 1997. However, significant fluctuations in revenue and income may occur from period to period depending on the availability dates of programs. Accordingly, year-to-year comparisons of quarterly results may not be meaningful, and quarterly operating results during the course of a fiscal year may not be indicative of results that may be expected for the entire fiscal year. The Company believes that MTM Operations will continue to generate significant operating losses in 1997.

As previously discussed, on April 22, 1996, the Company sold the UK Studio.

LIVE ENTERTAINMENT SEGMENT INFORMATION

The following table sets forth comparative information relating to the operations of the Company's Live Entertainment business segment.


                                                         Three Months                                   Six Months
                                                         Ended June 30                                 Ended June 30
                                                         -------------                                 -------------
                                                     1997               1996                      1997                1996
                                                     ----               ----                      ----                ----
Operating revenues                              $ 2,168,000         $ 1,953,000             $  3,462,000         $  2,996,000
                                               -------------       -------------           --------------       --------------
Operating expenses*
     Production and programming                   1,804,000           1,955,000                3,381,000            3,817,000
     Selling and marketing                          286,000             354,000                  500,000              597,000
     General and administrative                     194,000             256,000                  372,000              575,000
     Amortization of goodwill                       149,000             149,000                  299,000              299,000
                                               -------------       -------------           --------------       --------------
          Total operating expenses                2,433,000           2,714,000                4,552,000            5,288,000
                                               -------------       -------------           --------------       --------------

           Operating loss                       $  (265,000)        $  (761,000)            $ (1,090,000)        $ (2,292,000)
                                               =============       =============           ==============       ==============

------------
*Includes decpreciation and amortization:

Depreciation and amortization
  of property and equipment,
  goodwill, and other assets                    $   371,000         $   351,000             $    743,000         $    732,000
                                               =============       =============           ==============       ==============

The results of the Company's Live Entertainment business are subject to seasonal fluctuations. Operating revenues and, accordingly, operating income are usually higher during the summer and during holiday vacation periods, such as Christmas.

OTHER INCOME AND EXPENSE INFORMATION

Investment income decreased $586,000 for the second quarter of 1997 as compared to the second quarter of 1996. Investment income decreased $1,372,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Investment income for the three and six month periods ended June 30, 1997 included approximately $530,000 and $390,000, respectively, of realized and unrealized gains on trading securities as compared to $57,000 and $560,000 for the corresponding periods of the prior year. Investment income in the second quarter of 1996 included the profit of $1,090,000 related to the sale of a portion of the Company's investment in a certain media enterprise.

Prior to April 22, 1996, minority interests were primarily attributable to a minority partner's 39% interest in The Family Channel (UK) which was operated as a joint venture. On April 22, 1996, the Company consummated the sale of its 61% interest in The Family Channel (UK). The minority partner's 39% share of the net loss resulting from the operations of The Family Channel (UK), through the date of sale, amounted to $393,000 and $1,419,000 for the three and six month periods ended June 30, 1996, respectively.

On April 30, 1996, the Company, Liberty Media, and Reebok formed the FiT TV Partnership to own and operate the FiT TV cable network. The minority partners' combined 20% share of the net loss resulting from the operations of the FiT TV Partnership amounted to $406,000 and $808,000 for the three and six month periods ended June 30, 1997, respectively, as compared to $280,000 for both of the corresponding periods of the prior year.

As previously discussed in Note F of Notes to Consolidated Financial Statements, on April 22, 1996, the Company consummated the sale of its television production studio in Maidstone, England and its 61% interest in The Family Channel (UK) to a related party. This sale resulted in a gain on disposition of assets amounting to $13,685,000 for the three and six month periods ended June 30, 1996.

In November 1996, the Company and a third party formed United Family Communications, LLC ("UFC") to operate and distribute satellite-delivered television programming services in Mexico, Central America and South America. The Company made a cash contribution and contributed certain assets of The Family Channel De Las Americas (subject to the joint venture's assumption of related liabilities) in exchange for a 50% interest in UFC. The Company's share of losses of this venture during the three and six month periods ended June 30, 1997 were $1,149,000 and $1,601,000, respectively.

Other investments include investments in and advances to affiliates and others. Management of the Company periodically reviews the recoverability of these investments and records allowances against their carrying value, as appropriate, based on the operations of the entities and other factors. The determination of other expense includes such adjustments, including an increase in the valuation allowance of $9,700,000 for the six month period ended June 30, 1997, bringing the cumulative reserve to $15,000,000 relating to the Company's investment in convertible notes receivable from the entity that purchased the Ice Capades from the Company in December 1995. Other expense in 1997 also includes approximately $1,700,000 in expenses incurred by the Company in connection with the proposed merger described in Note G of Notes to Consolidated Financial Statements. Other expense in 1996 included an adjustment of $2,750,000 relating to the Company's investment in China Entertainment Television Broadcast Limited (which was sold in November 1996).

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these interim consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Management periodically reviews and revises its estimates of future airings and revenues for film rights, as necessary, which may result in revised amortization rates for film rights and, when applicable, write-downs to net realizable value. Results of operations in future periods will be affected by the Company's amortization of its film rights and may be significantly affected by the periodic adjustments in such amortization.

INFLATION

Management believes that the effect of inflation has not been material to the Company. However, inflation in personnel, programming, and certain other costs could significantly affect the Company's future operations.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1997 annual meeting of IFE's shareholders was held on May 20, 1997. As described in the Company's Proxy Statement, dated April 24, 1997, two matters were submitted to the shareholders at the annual meeting:

         (i)     the election of six directors; and

         (ii) the ratification of the appointment of KPMG Peat Marwick LLP as IFE's independent auditors for the year 1997.

The number of votes cast for and against each proposal and the number of abstentions are reported below. Holders of Class A Common Stock were entitled to ten votes per share and holders of Class B Common Stock were entitled to one vote per share.

Election of Directors. Three nominees stood for election by the holders of the Class A Common Stock, voting separately as a class, to serve as directors until the 1998 annual meeting of shareholders. Each nominee was elected. The voting results for each nominee were as follows:

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

Three nominees stood for election by the holders of the Class B Common Stock, voting separately as a class, to serve as directors until the 1998 annual meeting of shareholders. Each nominee was elected. The voting results for each nominee were as follows:


                                                     VOTES
     NOMINEE                      FOR               AGAINST         ABSTAIN
     -------                      ---               -------         -------
William A. Armstrong          30,500,716              84,235           0
Lowell W. Morse               30,500,866              84,085           0
Robert M. Wallace             30,498,929              86,022           0

Ratification of the Appointment of Independent Auditors. The appointment of KPMG Peat Marwick LLP as IFE's independent auditors for the year 1997 was ratified by the holders of the Class A Common Stock and the Class B Common Stock voting together as a single class. The votes cast for, against, or abstaining from ratification of KPMG Peat Marwick LLP were as follows:
80,580,825 for; 750 against; and 3,376 abstain.

On June 11, 1997, immediately following execution of the Merger Agreement, stockholders of the Company who collectively held 5,000,000 shares of Class A Common Stock and 9,337,427 shares of Class B Common Stock, representing a majority of the votes entitled to be cast at a meeting to consider the Merger Agreement and the Merger, executed and delivered a written consent in lieu of a meeting of stockholders, approving the Merger Agreement and the Merger and adopting the Merger Agreement. See Note G of Notes to Consolidated Financial Statements.

Pursuant to Section 228(a) of the Delaware General Corporation Law, any action requried by the Delaware General Corporation Law to be taken at any meeting of stockholders of the Company may be taken without a meeting, without prior notice and without a vote of the stockholders of the Company if a written consent, setting forth the action to be taken, is signed by the holders of a majority of the votes entitled to be cast at such meeting of stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      Exhibit No.   Description
      ----------    -----------
        2.1         Agreement and Plan of Merger, dated as of June 11, 1997, by and among International Family Entertainment, Inc.,
                    Fox Kids Worldwide, Inc. and Fox Kids Merger Corporation (filed as Exhibit 99.1.1 to the
                    Registrant's Current Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference).

        2.2         Guaranty, dated as of June 11, 1997, by the News Corporation Limited in favor of the Company (filed as Exhibit
                    99.1.2 to the Registrant's Current Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference).

        4           Amendment No. 4, dated June 30, 1997, to Credit Agreement, dated as of December 26, 1995, by and among the
                    Registrant and the lender(s) listed on the signature pages thereto.

        10.1        Termination to Shareholder Agreement, dated as of June 11, 1997, by and among the Company, M.G. "Pat" Robertson, individually and as trustee of the Robertson Remainder Unitrust, u/t/a dated January 22, 1990, Timothy B.
                    Robertson, individually and as trustee of the Timothy and Lisa Robertson Children's Trust, u/t/a dated September
                    18, 1995, Liberty IFE, Inc. and The Christian Broadcasting Network, Inc. ("CBN") (filed as Exhibit 99.2.1 to the
                    Registrant's Current Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference).

        10.2        Amendment No. 1 to Program Time Amendment, dated as of June 11, 1997, between the Company and CBN (filed as
                    Exhibit 99.3.1 to the Registrant's Current Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference).

        10.3        Amended Affiliation Agreement, dated June 11, 1997, between the Company and Satellite Services, Inc. (filed as
                    Exhibit 99.4.1 to the Registrant's Current Report on Form 8-K, dated June 11, 1997, and incorporated herein by reference).  (Confidential treatment has been requested with respect to the filing of such exhibit pursuant to
                    Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, such exhibit has been filed separately with the Commission.)

        10.4        Employment Agreement, dated June 1, 1997, by and between International Family Entertainment, Inc. and Larry W.
                    Dantzler (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        10.5        Employment Agreement, dated June 1, 1997, by and between the Company and Louis A. Isakoff (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        10.6        Employment Agreement, dated June 1, 1997, by and between the Company and K.J. "Gus" Lucas (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        10.7        Employment Agreement, dated June 1, 1997, by and between the Company and Richard L. Sirvaitis (filed as Exhibit
                    10.4 to the Registrant's Current Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        10.8        Amendment to Employment Agreement, dated June 1, 1997, by and between the Company and Craig R. Sherwood (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        10.9        Amendment to Employment Agreement, dated June 1, 1997, by and between the Company and B. Randall Seiler (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        10.10       International Family Entertainment, Inc. Executive Retirement Plan, dated June 1, 1997 (filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        10.11       Participation Agreement under the International Family Entertainment, Inc. Executive Retirement Plan, dated June
                    1, 1997, by and between the Company and Louis A. Isakoff (filed as Exhibit 10.8 to the Registrant's Current
                    Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        10.12       Participation Agreement Under the International Family Entertainment, Inc. Executive Retirement Plan, dated June
                    1, 1997, by and between the Company and Larry W. Dantzler (filed as Exhibit 10.9 to the Registrant's Current
                    Report on Form 8-K, dated August 1, 1997, and incorporated herein by reference).

        27          Financial Data Schedule (for SEC use only).

(b)    Reports on Form 8-K (filed during the second quarter of 1997):

               Current Report on Form 8-K which reported an event under Item 5 that occurred on June 11, 1997, relating to the execution of an Agreement and Plan of Merger by and among the Company; Fox Kids Worldwide, Inc., a Delaware corporation; and Fox Kids Merger Corporation, a Delaware corporation and a wholly-owned subsidiary of Fox Kids Worldwide, Inc., providing for the merger of Fox Kids Merger Corporation with and into the Company, with the Company being the surviving corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1997


                                          INTERNATIONAL FAMILY
                                            ENTERTAINMENT, INC.
                                               (Registrant)



                                          By:   /s/ LARRY W. DANTZLER
                                             ----------------------------------
                                                Larry W. Dantzler,
                                                Senior Vice President and
                                                     Chief Financial Officer