Form 10-K405/A
period 1996-12-31
INTERNATIONAL FAMILY ENTERTAINMENT INC
filed 1998-03-24
CIK 884506

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                ________________

                                  FORM 10-K/A

(Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996).


            For the fiscal year ended December 31, 1996

                                 OR

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


            For the transition period from ____________ to ____________


                         COMMISSION FILE NO.  1-11121

                             ____________________


                    INTERNATIONAL FAMILY ENTERTAINMENT, INC.
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                 54-1522360
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)



          2877 GUARDIAN LANE                               23452
       VIRGINIA BEACH, VIRGINIA                          (Zip Code)
(Address of principal executive offices)



                                (757) 459-6000
             (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                          -----------------------------------------
Class B Common Stock, $.01 par value per share             New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


  The aggregate market value of voting stock held by non-affiliates of the
Registrant as of March 23, 1998:    0
                                   ---

  The number of shares outstanding of each of the Registrant's classes of common stock as of March 23, 1998: Common Stock, par value $.01 per share 100 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement (the "1997 Proxy Statement") to be used in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

=============================================================================

       This Form 10-K/A is being filed for the purpose of filing redacted versions of Exhibits 10.28 and 10.29, pursuant to the Company's request for confidential treatment.

ITEM NO. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a)  Documents filed as part of this report:

     (1)-(2)  Financial Statements and Schedules:

              The list of financial statements and schedules set forth in the accompanying Index to Financial Information is incorporated herein by reference. Such financial statements and schedules are filed as part of this Form 10-K/A.


     (3)      Exhibits:

              The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K/A and such Exhibit Index is incorporated herein by reference.


(b)  Reports on Form 8-K (filed during the fourth quarter of 1996):

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INTERNATIONAL FAMILY
                      ENTERTAINMENT, INC.


                      By:  /s/ Mel Woods
                           ----------------------------------------------------
                           Mel Woods
                           Executive Vice President and Chief Operating Officer

Dated:  March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                        Title                       Date
   ---------                        -----                       ----


/s/ Haim Saban               Co-Chairman and Director       March 23, 1998
-----------------------
Haim Saban


/s/ Mel Woods                Executive Vice President,      March 23, 1998
-----------------------      Chief Operating Officer
Mel Woods                    and Director
                             (Principal Executive and
                             Accounting Officer)


/s/ Jay Itzkowitz            Senior Vice President,         March 23, 1998
-----------------------      Assistant Secretary, and
Jay Itzkowitz                Director


                                 EXHIBIT INDEX

Exhibit
Number                                                        Description
-------                                                       -----------
3(i)  --  Amended and Restated Certificate of Incorporation of Registrant (filed as Exhibit 3(i) to the Registrant's          *
          Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

3(ii) --  Restated By-laws of the Registrant (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the     *
          fiscal year ended December 31, 1992).

4.l   --  Credit Agreement, originally dated as of December 27, 1993, Amended and Restated as of December 26, 1995, by and    *
          among the Registrant, the Lenders (as defined therein), and the First National Bank of Boston as agent for the
          Lenders (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated December 26, 1995).

4.2   --  Amendment No. l, dated December 29, 1995, to Credit Agreement, dated as of December 26, 1995, by and among the      *
          Registrant and the lender(s) listed on the signature pages thereto (filed as Exhibit 4.2 to the Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1995).

4.3   --  Amendment No. 2, dated November 15, 1996, to Credit Agreement, dated as of December 26, 1995, by and among the     ***
          Registrant and the lender(s) listed on the signature pages thereto.

10.1  --  Program Time Agreement, dated as of January 5, 1990, between The Christian Broadcasting Network, Inc. and the      **
          Registrant.

10.2  --  Employment Agreement, dated as of July 1, 1995, between the Registrant and M.G. Robertson (filed as Exhibit 10.22   *
          to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.3  --  Employment Agreement, dated as of August 7, 1995, between the Registrant and Timothy B. Robertson (filed as         *
          Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.4  --  International Family Entertainment, Inc. Family Channel Affiliation Agreement, dated as of December 28, 1989,      **
          between Satellite Services, Inc. and the Registrant.

10.5  --  Uplink Facilities Lease and Transponder Sublease, dated as of January 5, 1990, between The Christian Broadcasting  **
          Network, Inc. and the Registrant.

10.6  --  International Family Entertainment, Inc. Stock Incentive Plan, as amended (filed as Appendix 2 to the               *
          Registrant's definitive Proxy Statement, dated April 19, 1996).

10.7  --  Form of The International Family Entertainment, Inc. Senior Executive Stock Incentive Plan.                         *

10.8  --  Form of International Family Entertainment, Inc. 401 (k) Employee Retirement Savings Plan and amending and         **
          restating the International Family Entertainment, Inc. 401(k) Employee Retirement Savings Plan adopted on April 1,
          1990, and the Trust Agreement between the Registrant and Signet Trust Company, as trustee, effective as of January
          1, 1992.

10.9  --  Exchange Agreement, dated as of December 1, 1995, by and between the Registrant, Liberty Programming Corporation    *
          and Liberty IFE, Inc., a direct, wholly owned subsidiary of Liberty Media Corporation and an affiliate of
          Tele-Communications, Inc. (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K, dated December 15,
          1995).

10.10 --  Amended and Restated Convertible Note Agreement, dated as of September 1, 1995, by and between the Registrant and   *
          Liberty IFE, Inc. (filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K, dated December 15, 1995).

10.11 --  Waiver of Preemptive Rights, dated December 1, 1995, by and between M.G. Robertson, Timothy B. Robertson, The       *
          Christian Broadcasting Network, Inc. and The Robertson Charitable Remainder Unitrust (filed as Exhibit 2(b) to the
          Registrant's Current Report on Form 8-K, dated December 15, 1995).

Exhibit
Number                                                    Description
-------                                                   -----------

10.12 --  Amended and Restated Shareholder Agreement, dated as of September 1, 1995, by and between M.G. Robertson, Timothy     *
          B. Robertson, the Robertson Charitable Remainder Unitrust, The Christian Broadcasting Network, Inc., Liberty IFE,
          Inc. and the Registrant (filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K., dated December 15,
          1995).

10.13 --  Amended and Restated Subordination Agreement and Consent, dated as of September 1, 1995, by and between the           *
          Registrant, each Holder of Subordinated Indebtedness executing a counterpart of the agreement and The First
          National Bank of Boston, as agent for the Lenders (filed as Exhibit 2(d) to the Registrant's Current Report on Form
          8-K, dated December 15, 1995).

10.14 --  Employment Agreement, dated as of  October 27, 1993, between the Registrant and John B. Damoose (filed as Exhibit     *
          99.1 to the Registrant's Current Report on Form 8-K dated March 8, 1994).

10.15 --  Employment Agreement, dated as of December 22, 1993, between the Registrant and Larry W. Dantzler (filed as           *
          Exhibit 99.2 to the Registrant's Current Report on Form 8-K, dated March 8, 1994).

10.16 --  Employment Agreement, dated as of December 22, 1993, between the Registrant and David R. Humphrey (filed as           *
          Exhibit 99.3 to the Registrant's Current Report on Form 8-K, dated March 8, 1994).

10.17 --  Employment Agreement, dated as of December 22, 1993, between the Registrant and Louis A. lsakoff (filed as            *
          Exhibit 99.4 to the Registrant's Current Report on Form 8-K, dated March 8, 1994).

10.18 --  Employment Agreement, dated as of December 22, 1993, between the Registrant and Stephen D. Lentz (filed as            *
          Exhibit 99.5 to the Registrant's Current Report on Form 8-K, dated March 8, 1994).

10.19 --  Employment Agreement, dated as of December 22, 1993, between the Registrant and Craig R. Sherwood (filed as           *
          Exhibit 99.6 to the Registrant's Current Report on Form 8-K, dated March 8, 1994).

10.20 --  Employment Agreement, dated as of April 7, 1995, between the Registrant and Richard Sirvaitis (filed as Exhibit       *
          10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995).

10.21 --  Employment Agreement, dated as of January 1, 1995, between the Registrant and B. Randall Seiler (filed as Exhibit     *
          10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.22 --  Employment Agreement, effective as of March 6, 1995, between the Company and Anthony D. Thomopoulos, executed May     *
          15, 1996 (filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarterly period ended June 30,
          1996).

10.23 --  Employment Agreement, dated as of April 1, 1996, between the Registrant and D. Paul Newton.                          ***

10.24 --  Employment Agreement, dated as of January 1, 1997, between the Registrant and Diane Linen Powell.                    ***

10.25 --  Agreement between International Family Entertainment, Inc. and Flextech plc, dated as of March 20, 1996, for the      *
          sale and purchase of shares in International Family Entertainment UK (filed as Exhibit 2.1 to the Registrant's
          Current Report on Form 8-K, dated April 22, 1996).

10.26 --  Agreement between International Family Entertainment. Inc. and Flextech plc, dated as of March 20, 1996, for the      *
          sale and purchase of shares in TVS Television Limited (filed as Exhibit 2.2 to the Registrant's Current Report on
          Form 8-K, dated April 22, 1996).

10.27 --  Shareholders Agreement in relation to Flextech plc, dated as of March 20, 1996, between International Family          *
          Entertainment, Inc. and Tele-Communications International, Inc. (filed as Exhibit 2.3 to the Registrant's Current
          Report on Form 8-K, dated April 22, 1996).

10.28 --  Letter Agreement, dated as of May 16, 1996, amending the International Family  Entertainment, Inc. Family Channel    ****
          Affiliation Agreement, dated as of December 28, 1989, between Satellite Services, Inc. and the Registrant.+

10.29 --  Affiliation Agreement, dated as of May 16, 1996, between Satellite Services, Inc. and Cable Health TV, Inc.,         ****
          d/b/a FiT TV.+

11    --  Computations of Earnings per Common Share.                                                                           ***

Exhibit
Number                                                    Description
-------                                                   -----------
21    --  Subsidiaries of the Registrant.                                                                                    ***

23    --  Consent of Independent Auditors.                                                                                   ***

27    --  Financial Data Schedule (for SEC use only).                                                                        ***

____________________

* Previously filed (as indicated parenthetically in description of exhibit), and incorporated herein by reference.

** Previously filed with the Registrant's Registration Statement (No. 33-45967) on Form S-1 under the Securities Act of 1933, and incorporated herein by reference.

*** Filed previously with the Registrant's Form 10-K for the fiscal year ended December 31, 1996, and incorporated herein by reference.

**** Filed herewith.

+ Confidential treatment has been requested with respect to such exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and, in accordance therewith, such exhibit has been omitted and filed separately with the Securities and Exchange Commission.